Form 10QSB
period 2000-03-31
EDLAM ACQUISITION CORP
filed 2000-05-04
CIK 1103644

13

             U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

      [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from     to

                  Commission File No. 000-29123

                  EDLAM ACQUISITION CORPORATION
   (Exact name of small business issuer as specified in its charter)

            Nevada                          87-0644409
(State or other jurisdiction of       (IRS Employer Identification No.)
 incorporation or organization)

    8 East Broadway,  Suite 620, Salt Lake City, Utah  84111
             (Address of principal executive offices)

                          801-532-7858
                   (Issuer's telephone number)

                         Not Applicable
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

APPLICABLE  ONLY  TO ISSUERS INVOLVED IN BANKRUPTCY  PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2000: 500,000 shares of common stock.


Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
                  PRESTIGE CAPITAL CORPORATION

                              INDEX
                                                       Page
PART I.   Financial Information                           3

          Review  Report  of Independent  Certified       4
          Public Accountants
                                                          5
          Unaudited  Condensed  Balance  Sheets   -
          March 31, 2000 and December 31, 1999
                                                          6
          Unaudited    Condensed   Statements    of
          Operations  for  the Three  Months  Ended
          March  31,  2000 and for the period  from
          inception  on  December 23, 1999  through       7
          March 31, 2000

          Unaudited  Condensed Statements  of  Cash
          Flows  for  the Three Months Ended  March       8
          31,   2000   and  for  the  period   from
          inception  on  December 23, 1999  through      11
          March 31, 2000

          Notes     to    Consolidated    Financial
          Statements

          Management's Discussion and  Analysis  of
          Financial Condition or Plan of Operation

PART II.  Other Information                              12

          Signatures                                     13

                             PART I.
                      Financial Information

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                   ACCOUNTANTS' REVIEW REPORT



Board of Directors
EDLAM ACQUISITION CORPORATION
Salt Lake City, Utah

We have reviewed the accompanying condensed balance sheet of Edlam Acquisition Corporation [a development stage company] as of March 31, 2000 and the related condensed statements of operations and cash flows for the three months ended March 31, 2000 and for the period from inception on December 23, 1999 through March 31, 2000. These financial statements are the responsibility of the Company's management. All information included in these financial statements is the representation of management of Edlam Acquisition Corporation.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based   on   our  review,  we  are  not  aware  of  any  material
modifications that should be made to the condensed financial statements reviewed by us, in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Edlam Acquisition Corporation will continue as a going concern. As discussed in Note 5 to the financial statements, Edlam Acquisition Corporation was only recently formed, has incurred losses since its inception and has not yet been successful in establishing profitable operations, raising substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

April 29, 2000
Salt Lake City, Utah

                  EDLAM ACQUISITION CORPORATION
                  [A Development Stage Company]

                    CONDENSED BALANCE SHEETS

          [Unaudited - See Accountants' Review Report]


                             ASSETS


                                          March 31,   December 31,
                                             2000         1999
                                         ___________  ___________
CURRENT ASSETS:
  Cash in bank                             $    565    $    2,000
                                         ___________  ___________
        Total Current Assets                    565         2,000
                                         ___________  ___________
                                           $    565    $    2,000
                                         ___________  ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable - related party         $      -    $      550
                                         ___________  ___________
        Total Current Liabilities                 -           550
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   10,000,000 shares authorized,
   no shares issued and outstanding               -             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   500,000 shares issued and
   outstanding                                  500           500
  Capital in excess of par value              1,500         1,500
  Deficit accumulated during the
    development stage                       (1,435)         (550)
                                         ___________  ___________
        Total Stockholders' Equity              565         1,450
                                         ___________  ___________
                                           $    565    $    2,000
                                         ___________  ___________

 Note: The balance sheet at December 31, 1999 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                  EDLAM ACQUISITION CORPORATION
                  [A Development Stage Company]


               CONDENSED STATEMENTS OF OPERATIONS

          [Unaudited - See Accountants' Review Report]


                                                  From Inception
                                    For the Three on December 23,
                                     Months Ended 1999 Through
                                      March 31,    March 31,
                                         2000         2000
                                    ____________  ___________
REVENUE                                 $      -    $       -

EXPENSES:
  General and Administrative                 885        1,435
                                    ____________  ___________
LOSS BEFORE INCOME TAXES                   (885)      (1,435)

CURRENT TAX EXPENSE                            -            -

DEFERRED TAX EXPENSE                           -            -
                                    ____________  ___________

NET LOSS                                $    (885)  $ (1,435)
                                    ____________  ___________

LOSS PER COMMON SHARE                   $    (.00)  $    (.00)
                                    ____________  ___________


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                  EDLAM ACQUISITION CORPORATION
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF CASH FLOWS
           [Unaudited - See Accountants' Review Report]

                                                  From Inception
                                    For the Three on December 23,
                                     Months Ended 1999 Through
                                      March 31,    March 31,
                                         2000         2000
                                    _____________  ___________
Cash Flows From Operating Activities:
 Net loss                           $      (885)  $   (1,435)
Adjustments to reconcile net loss to
 net cash used by operating activities:
Changes is assets and liabilities:
Increase(decrease) in accounts payable     (550)           -
                                     _____________  ___________
Net Cash Provided (Used) by Operating
 Activities                              (1,435)      (1,435)
                                    _____________  ___________
Cash Flows From Investing Activities          -            -
                                    _____________  ___________
Net Cash Provided by Investing
 Activities                                   -            -
                                    _____________  ___________
Cash Flows From Financing Activities:

Proceeds from issuance of common stock        -         2,000
                                    _____________  ___________
Net Cash Provided by Financing
 Activities                                   -         2,000
                                    _____________  ___________
Net Increase in Cash                     (1,435)          565

Cash at Beginning of Period               2,000             -
                                    _____________  ___________
Cash at End of Period                 $     565      $    565
                                    _____________  ___________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                           $       -      $      -
   Income taxes                       $       -      $      -

Supplemental Schedule of Noncash Investing and Financing
Activities:

  For the period ended March 31, 2000:
     None

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                  EDLAM ACQUISITION CORPORATION
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Edlam Acquisition Corporation (the Company) was organized under the laws of the State of Nevada on December 23, 1999. The Company has not commenced planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards (SFAS) No. 7. The Company is seeking potential business ventures. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and 1999 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's December 31, 1999 audited financial statements. The results of operations for the periods ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

  Organization Costs - Organization costs, which reflect amounts expended to organize the Company, amounted to $550 and were expensed during the period ended December 31, 1999.

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". [See Note 6]

  Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

                  EDLAM ACQUISITION CORPORATION
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits", SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 134, "Accounting for Mortgage-Backed Securities.", SFAS No. 135 "Rescission of FASB Statement No. 75 and Technical Corrections", SFAS No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others, " and SFAS No. 137, " Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB
  Statement No. 133)," were recently issued. SFAS No. 132, 133, 134, 135, 136, and 137 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 10,000,000 share of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2000.

  Common Stock - During December 1999, in connection with its organization, the Company issued 500,000 shares of its previously authorized, but unissued common stock. The shares were issued for cash of $2,000 (or $.004 per share).

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2000, the Company has available unused operating loss carryforwards of approximately $900, which may be applied against future taxable income and which expire in 2019 through 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent , in part upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $300 and $0 as of March 31, 2000 and December 31, 1999, respectively, with an offsetting valuation allowance at each period end of the same amount resulting in a change in the valuation allowance of approximately $300 for the three months ended March 31, 2000.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - As of March 31, 2000, the Company has not paid any compensation to any officer or director of the Company.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his/her office as a mailing address, as needed, at no expense to the Company.

                  EDLAM ACQUISITION CORPORATION
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.
  However, the Company was only recently formed, has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                                  From Inception
                                    For the Three on December 23,
                                     Months Ended 1999 Through
                                      March 31,    March 31,
                                         2000         2000
                                   _____________  ___________
    Loss from continuing operations
    available to common shareholders
    (numerator)                      $   (885)      $(1,435)
                                   _____________  ___________

    Weighted average number of
    common shares outstanding used
    in loss per share for the period
    (denominator)                      500,000       500,000
                                   _____________  ___________

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION OR PLAN OF OPERATION


Three Month periods Ended March 31, 2000

The Company had no revenue from continuing operations for the three-month periods ended March 31, 2000.

General and administrative expenses for the three month periods ended March 31, 2000, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $885 for the three-month periods ended March 31, 2000.

As a result of the foregoing factors, the Company realized a net loss of $885 for the three months ended March 31, 2000.

Liquidity and Capital Resources

At March 31, 2000, the Company had working capital of approximately $565.

Management believes that the Company has sufficient cash and short-term investments to meet the anticipated needs of the Company's operations through at least the next 12 months. However, there can be no assurances to that effect, as the Company has no significant revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a pubic company, and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition I the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

Forward-Looking Statement Notice

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

                PART II.  OTHER INFORMATION

Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000.

Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the three month period ended
March 31, 2000 (Exhibit ref. No. 27).

                         SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              EDLAM ACQUISITION CORPORATION


Date: 5/3/00                  By:/s/ Mark E. Lehman
                              Mark E. Lehman
                              President, Secretary and Treasurer