Form 10KSB
period 2000-12-31
EDLAM ACQUISITION CORP
filed 2001-04-20
CIK 1103644

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
December 31, 2000, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934 for the transition period from to

                  Commission File No. 000-29123

                  EDLAM ACQUISITION CORPORATION
     (Exact name of small business issuer as specified in its
                            charter)

            Nevada                          87-0644409
                (State or other    (IRS Employer Identification
jurisdiction of                                No.)
                incorporation
or organization)

              613 Chase Drive, Tyler, Texas  75771

Issuer's Telephone Number:  (903) 581-2040

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act: common stock, $.001 par value.

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The Registrant's revenues for its most recent fiscal year:  $0

The aggregate market value of voting stock held by non-
affiliates:  $0

As of April 18, 2001, the Registrant had outstanding 16,850,000 shares of common stock, par value $0.001.

Documents incorporated by reference:  None.

                        TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                            Page

Part I

1.   Description of Business                                          3

2.   Description of Property                                          5

3.   Legal Proceedings                                                5

4.   Submission of Matters to a Vote of Security Holders              5

Part II

5.   Market for Common Equity and Related Stockholder Matters         5

6.   Results of Operations and Management's Discussion and Analysis   7

7.   Financial Statements                                             8

8.   Changes in and Disagreements with Accountants                    8
     on Accounting and Financial Disclosure

Part III

9.   Directors, Executive Officers, Promoters and Control             8
     Persons; Compliance with Section 16(a) of the Exchange Act

10.  Executive Compensation                                           9

11.  Security Ownership of Certain Beneficial Owners and Management   9

12.  Certain Relationships and Related Transactions                  10

13.  Exhibits and Reports on Form 8-K                                10

Signatures                                                           11

                             PART I

ITEM 1.  DESCRIPTION OF BUSINESS

History

     Edlam Acquisition Corporation (the "Company" or "Edlam") was incorporated on December 23, 1999 under the laws of the state of Nevada. On January 18, 2001, the Company issued 11,000,000 shares of common stock to Triden Telecom, Inc., a Nevada corporation ("Triden"), in exchange for $55,151 cash. Concurrently with the stock sale, the Company entered into a Stock Exchange Agreement with Digitec Information Systems, Inc., a Texas corporation ("Digitec"), whereby the Company issued 1,750,000 shares of common stock to James M. Roberts, Digitec's sole shareholder, in exchange for Mr. Roberts' 1,000 shares of Digitec common stock. As a negotiated element of the foregoing transactions, the Company redeemed from its pre-existing shareholders 500,000 shares of common stock at a total redemption price of $45,000. Consequently, Digitec is a wholly owned subsidiary of the Company, and the Company is a majority owned subsidiary of Triden. The Company intends to pursue the established business of Digitec.

Digitec Information Systems, Inc.

     Digitec was incorporated in the state of Texas on March 26, 1990, and has been engaged for the past ten years as a reseller of telecommunications systems and services, including, business phone systems, cellular service and equipment, paging, and video conferencing. Management believes Digitec has been, and will continue to be one of the major telecommunication companies operating in Northeast Texas.

     Digitec plans to expand its operations. In particular, Digitec intends to expand its the existing Qualified Information Systems Vendor ("QISV") customer base. QISV is the method the state of Texas uses to qualify certain vendors to sell products to the state at discounted prices, thereby eliminating the bid procedure. Digitec has been qualified as a QISV for the past eight years. As a result, Digitec can sell to any Texas government entity through its published state catalog, without the time and cost of submitting proposals.

     Management believes that there is a continuing influx into the consumer market of technologically advanced young adults and professionals who demand state of the art products and services; that existing cellular and pager equipment is becoming outdated; and that the forced upgrades have caused cellular service plans to undergo complete changes. Management further believes that Digitec provides state of the art products and services in cellular and pager technology, which will bring new and existing customers to Digitec and increase cellular and pager revenues. Digitec, for example: offers nationwide, five state regional and Texas cellular plans with no roaming charges and no long distance to customers; recently acquired the customer base in the Greenville area from a major competitor; and intends to expand its internet alpha paging to include e-mail to pager service. In addition, Digitec has an existing relationship with an airtime carrier who has been granted additional licensed frequencies statewide. As a result, management anticipates a marketing presence with local paging to include the entire state of Texas by the second quarter 2001.

     Digitec has no plans to establish its own infrastructure for the services it offers. As a result, Digitec depends on developing and maintaining relationships with third party providers of the services and products it offers. Digitec relies on its relationships with these third parties and its purchasing power to negotiate the terms of arrangements with providers. Digitec believes that it is on good terms with its current providers. In the event its relationship with a provider terminates for any reason, management believes it could obtain the same services or products from other providers on terms similar to existing contracts.

     In 2000, Digitec was approached, by two companies, to become a local internet service provider. At that time, none existed in Sulphur Springs, Texas. In response, management combined forces with Creative Services, LTD to become a local internet provider with the capability to host and design websites. Management plans to market these services to Digitec's existing customer base in combination with the promotion of business phone systems.

     The technology of the business phone system is changing. More than ever the term "computer telephony" is impacting the industry. Accordingly, Digitec committed time and effort to research the most current technology and now offers a fully integrated product. We will also be introducing a new five-year extended warranty available for new system sales of Nitsuko America telephone products.

     Management has researched and taken preliminary steps to implement a shopping cart program on Digitec's website (www.digitecinfosys.com). Management intends to utilize the site to market cellular and pager accessories with the expectation of increasing revenues in that area. Management expects the website to increase Digitec's exposure on the web, and provide a new avenue to increase public awareness of the many products and services provided by Digitec.

     Digitec offices are located at 1610 Posey Lane, Sulphur
Springs, Texas 75482, and our telephone number is (903) 885-0551.

Governmental Regulation

     Cellular carriers currently are subject to extensive federal and state government regulation, including regulation of tariffs for their services and certification or registration requirements. Digitec is indirectly subject to these regulations because it offers cellular service provided by others. Digitec believes it is in compliance with federal and state regulation of local and long distance service.

Competition

     Digitec is a reseller in the communications industry, including, business phone systems, cellular service and equipment, paging, video conferencing, and Internet access services. Many of Digitec's competitors are substantially larger with greater financial and other resources.

     The telecommunications industry is highly competitive and significantly influenced by the marketing and pricing practices of the major industry participants, AT&T, Sprint and MCI WorldCom. AT&T, Sprint and MCI WorldCom are significantly larger than Digitec and have substantially greater resources. Digitec also competes with other national and regional companies, which employ various means to attract new customers, including television and other advertising campaigns, telemarketing programs, network marketing, cash payments and other incentives. The ability of Digitec to compete effectively will depend on its ability to provide quality services at competitive prices.

     The Internet service provider industry is highly competitive as well, and significantly influenced by the marketing and pricing practices of the major industry participants. America On Line, MSN, and Earthlink are significantly larger than Digitec and have substantially greater resources. Digitec also competes with other national, regional and local Internet service providers, which employ various means to attract new subscribers, including television and other advertising campaigns, telemarketing programs, network marketing, cash payments and other incentives to new subscribers. The ability of Digitec to compete effectively will depend on its ability to provide quality services at competitive prices.

Employees

     As of April 18, 2001, Edlam employed three executive officers. Digitec had 10 on its staff, consisting of 2 executives and 8 employees working in customer service, technical operations, administration, and marketing. None of Digitec's employees are represented by a labor union. Digitec has experienced no work stoppages and believes that its relations with its employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY

     Digitec leases its office and production facility in Tyler, Texas from an affiliate of an officer and director. The offices are located in a two story professional building that consists of approximately 4,000 square feet. The current monthly lease rate is approximately $2,750. The lease for office space expires in January 2009. We believe that the office space is adequate for Digitec's anticipated needs for at least the next 12 months.

ITEM 3.  LEGAL PROCEEDINGS

     Edlam, and its wholly owned subsidiary, Digitec, are not currently a party to any material pending legal proceedings, and to the best of their knowledge, no such proceedings have been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a shareholder vote during the fourth calendar quarter of 2000.

                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There has not been a public trading market for the Company's common stock since the Company's inception, nor is there any assurance that a trading market for the common stock will be established in the future.

     At April 18, 2001, there are 12 holders of the Company's
16,850,000 shares of issued and outstanding common stock, $0.001 par value. All outstanding shares are restricted.

     The Company has not paid, nor declared, any dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that the corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Recent Sales of Unregistered Securities.

     In December 1999, the Company (in connection with its formation) issued 500,000 shares of restricted common stock to the following persons in exchange for a total of $2,000 in cash.

Name                  Shares Issued         Consideration Paid

Mark E. Lehman        250,000               $1,000

Cletha A. Walstrand   250,000               $1,000

     In January 2001, the Company issued 16,850,000 shares of restricted common stock as identified in the following table.

Name                   Shares Issued         Consideration Paid

Triden Telecom, Inc.     11,000,000                $55,151

James M. Roberts          1,750,000     1,000 shares of Digitec stock

Robert S. Hardy             750,000         Signing bonus to 5 year
                                              employment contract

Holly V. Grant              850,000         Signing bonus to 5 year
                                              employment contract

Monica L Seeliger           450,000                  $4,500

P. K. Harris                400,000                  $4,000

Tamara S. Landers           200,000                  $2,000

Sonya Y. Sneed              100,000                  $1,000

Leah G. Sparks              450,000                  $4,500

Jeffrey S. Sexton           450,000                  $4,500

Roland D. Burson, Jr.       200,000                  $2,000

Susan J. Aaron              250,000                  $2,500

     In January 2001, the Company issued options to purchase
1,500,000 shares of restricted common stock at $0.01 per share, which expire January 5, 2006. The following table details the transaction.

Name              Options Issued         Consideration Paid

Robert S. Hardy      1,000,000          Consideration under
                                        employment contract

Holly V. Grant        500,000           Consideration under
                                        employment contract

     The above mentioned shares and options were all issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act. No brokers were involved in the transactions and no commissions were paid to any person. On the basis of their position with the Company or engagement by the Company, the Company believes each of the purchasers was either accredited or sophisticated and had such knowledge of the business and financial condition of the Company so as to make an informed investment decision.

ITEM 6.  RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND
ANALYSIS

     The Company, prior to the acquisition of Digitec in January 2001, had no active business operations. After the acquisition, the Company assumed the business plan of Digitec. The following is management's discussion of Digitec for the fiscal year ended December 31, 2000 and 1999.

Results of Opertions - Year Ended December 31, 2000 and 1999

     Digitec had net sales of $890,952 and $1,021,047 for the fiscal years ended December 31, 2000 and 1999, respectively.
This 13 % decrease is due to the rebuilding of a sales staff.

     Cost of goods sold were $759,970 and $815,538 for the fiscal years ended December 31, 2000 and 1999, respectively. Increase in cost of goods related to net sales from 80% in 1999 to 85% in 2000 is attributed to increases in hourly wages paid to technicians, salary and commissions to new sales staff, and a decrease from 17% to 10% in discounts received from a major supplier due to a drop in volume of purchases.

     General and administrative expenses for the fiscal year ended 2000 and 1999 were $216,631 and $359,062, respectively. This 40% decrease is due to the fact that Digitec eliminated certain expenses in 2000 due to limited cash flow, and made several large expenditures associated with the furnishing and grand opening of a new building in 1999 that did not recur in 2000. Selling expenses for those same periods were $46,658 and $45,755, respectively. Digitec also paid $27,958 in interest expense for the fiscal year ended December 31, 2000, compared to $26,229 for the fiscal year ended December 31, 1999.

     Due to the foregoing, Digitec realized a net loss of $160,992 for the fiscal year ended December 31, 2000, compared to a net loss of $200,894 for the fiscal year ended 1999. This decrease in net losses is primarily attributable to the decrease in operating expenses from 1999 to 2000.

     Liquidity and Capital Resources

     Digitec has suffered recurring losses from operations. During the years ended December 31, 2000 and 1999, Digitec's net loss was $160,992 and $200,894, respectively. As of December 31, 2000, Digitec had a working capital deficit of $273,767. During the years ended December 31, 2000 and 1999, Digitec's operations used $55,857 and $79,770 of cash, respectively. These matters raise substantial doubt about the Digitec's ability to continue as a going concern. Subsequent to December 31, 2000, Triden, an entity with a controlling interest in the Company loaned Digitec $59,500, and refinanced an exisiting note payable in the amount of $48,586. The combined notes carry an 11% interest rate and are payable in 36 monthly installments in the amount of $3,333 each. In addition, the Company obtained $25,000 of additional
funding through the sale of its common stock.   However, Digitec
may need additional capital to finance future operations until its business objectives are implemented and generate sufficient revenue to sustain the business. Management is attempting to raise additional capital to fund future operations and provide working capital; however, there can be no assurance that additional funding will be available or, if available, that it will be available on acceptable terms or in required amounts. If management does not obtain financing, there is no assurance that Digitec or the Company will succeed in achieving profitable operations.

Forward-Looking Statements

     When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1. Audited financial statements of Digitec and proforma financial information giving effect to the acquisition of Digitec in January 2001 are presented in Amendment No. 1 to the report on Form 8-K of the Company filed with the Securities and Exchange Commission on April 4, 2001, and are incorporated herein by this reference.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                            PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

     The following table sets forth the name, age, position and term of each officer and director of the Company.

Name          Age  Positions                            Since

Robert S. Hardy  41  President, Chief Executive        January 2001
                     Office and Director

Holly V. Grant   27   Chief Financial Officer and      March 2001
                      Director

James M. James   52   President of Digitec and          March 2001
                      Director

     All directors hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors.

     The following is information on the business experience of each director and officer.

     Robert S. Hardy. During the past five years Mr. Hardy has served as the president, chief executive officer and a director of Triden Telecom, Inc., a publicly held corporation seeking business ventures in which to participate.

     Holly V. Grant. Ms. Grant attended the University of Texas at Tyler where she majored in Finance. From May of 1999 to August of 2000, Ms. Grant was employed as a financial advisor for Morgan Stanley Dean Witter. From 1994 through 1999, Ms. Grant was a full time student at Tyler Junior College and the University of Texas at Tyler.

     James M. Roberts. Mr. Roberts is the president and chief executive officer of Digitec Information Systems, Inc., of which he founded in 1990. Since that time, Mr. Roberts has devoted his time to developing the business of Digitec, which offers products and services in the telecommunications industry, including, business phone systems, cellular service and equipment, national, regional and local paging and video conferencing.

ITEM 10.  EXECUTIVE COMPENSATION

     During the fiscal year 2000, no officer or director received any compensation for services rendered to the Company. In
January 2001, the Company entered into a five-year employment agreement with each of its officers and directors. The material terms of the employment agreements are as follows.

     Robert S. Hardy, President, Chief Executive Officer and Director. Annual compensation to Mr. Hardy is $100,000, which increases annually by 10% over the prior year compensation level. Mr. Hardy received 1,750,000 shares of common stock as bonus for entering into the agreement, is entitled to receive a $200,000 cash bonus in January 2002, and received an option to purchase 1,000,000 additional shares of common stock at an exercise price of $0.01 per share that expires in January 2006.

     Holly V. Grant, Chief Financial Officer and Director. Annual compensation to Ms. Grant will be $25,000. Ms. Grant received 850,000 shares of common stock as bonus for entering into the agreement, and received an option to purchase 500,000 additional shares of Edlam common stock at an exercise price of $0.01 per share that expires in January 2006.

     James M. Roberts, Director and President of Digitec. Digitec entered into a five-year employment with Mr. Roberts, which entails a yearly salary of $60,000, a signing bonus of 750,000 shares of common stock of Triden, and the option to purchase an additional 500,000 shares at an exercise price of $0.25 per share.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following table sets forth as of March 30, 2001, the number and percentage of the 16,850,000 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director and nominee director, (ii) each executive officer, (iii) all current directors and nominee directors as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                 Number of          Percent
Name and Address                   Shares        of Class (1)

Triden Telecom, Inc. (2)         11,000,000          59.14
613 Chase Drive
Tyler, TX 75701

Robert S. Hardy (2)(3)(4)        13,750,000          70.15
613 Chase Drive
Tyler, TX 75701

James M. Roberts (3)             1,750,000           9.80
121 Stonebriar
Sulphur Springs, TX  75482

Holly V. Grant (3)(4)            1,350,000           7.07
613 Chase Drive
Tyler, TX 75701

All officers and directors
  as a Group (3 persons)         16,850,000          87.08

(1) These figures represent the percentage of ownership of the named individuals assuming each of them alone has exercised any options held, and percentage ownership of all officers and directors as a group assuming all purchase rights held by such individuals are exercised.

(2) These figures include 11,000,000 shares held of record by Triden. Robert S. Hardy is an officer and director of Triden and may be deemed to have shared voting and investment control over the shares.

(3)  These persons are all of the officers or directors of Edlam.

(4) The figure for Mr. Hardy includes an option to purchase 1,000,000 shares of common stock at an exercise price of $0.01 per share that expires in January 2006. The figure for Ms. Grant includes an option to purchase 500,000 shares of common stock at an exercise price of $0.01 per share that expires in January 2006.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Edlam

     In January 2001, as a negotiated element of the change in control of the Company, the Company redeemed from its pre-existing shareholders on a pro-rata basis 500,000 shares of common stock at a total redemption price of $45,000.

     Digitec

     At December 31, 2000 and 1999, Digitec owed $37,978 to an affiliate, James M. Roberts, which debt was represented by an 11% unsecured note due January 15, 2001. As a result, the Company recorded interest expense of $4,178 and $4,040 for the fiscal years ended December 31, 2000 and 1999, and paid $3,692 and $0 in related party interest, respectively.

     Digitec leases its office and production facility from Mr.
Roberts.  The lease expense for the fiscal years ended December
31, 2000 and 1999 were $37,156 and $26,252, respectively.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

SEC Ref. No.   Title of Document                           Location

2.1           Stock Exchange Agreement dated January 18,        (1)
              2001 between Edlam and Digitec

10.1          Lease for office and production facility in     Attached
              Tyler, Texas

              Employment Agreement with Robert S. Hardy         (2)
              dated January 18, 2001

10.3          Employment Agreement with Holly V. Grant dated    (2)
              January 18, 2001

10.4          Digitec's employment Agreement with James M.      (2)
              Roberts dated January 18, 2001

10.5          Edlam's Stock Option Agreement with Robert S.   Attached
              Hardy

10.6          Edlam's Stock Option Agreement with Holly V.    Attached
              Grant

10.7          Triden's Stock Option Agreement with James M.   Attached
              Roberts

99.1          Amendment No. 1 to Form 8-K filed with the      Attached
              Securities and Exchange Commission on April 4,
              2001

  (1) Included as an exhibit to the report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2001, and is incorporated herein by this reference.

  (2) Included as exhibits to Amendment No. 1 to Form 8-K filed with the Securities and Exchange Commission on April 4, 2001, and are incorporated herein by this reference.

Form 8-K Filings.

     A Form 8-K and an amended Form 8-K was filed with the SEC on February 2, 2001 and April 4, 2001, respectively. The Forms 8-K were filed under "Item 1. Changes in Control of Registrant" and "Item 2. Acquisition or Disposition of Assets," which detailed the Company's transactions with Triden and Digitec.

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   EDLAM ACQUISITION CORPORATION


Date: April 18, 2001               /s/ Robert S. Hardy
                                   President and Chief Executive Officer



Date: April 18, 2001               /s/ Holly V. Grant
                                   Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


April 18, 2001                    /s/ Robert S. Hardy, Director


April 18, 2001                    /s/ Holly V. Grant, Director


April 18, 2001                    /s/ James M. Roberts, Director

                            PART F/S

                  EDLAM ACQUISITION CORPORATION
                  [A Development Stage Company]




                              INDEX

                                                          PAGE

        -  Independent Auditors' Report                         F-2


        -    Balance Sheet, December 31, 2000                   F-3


        -    Statements of Operations, for the year ended
            December 31, 2000 and for the periods from
            inception on December 23, 1999 through
            December 31, 1999 and 2000                          F-4


        -  Statement of Stockholders' Equity, from inception
             on December 23, 1999 through December 31, 2000     F-5


        -    Statements of Cash Flows, for the year ended
            December 31, 2000 and for the periods from
            inception on December 23, 1999 through
            December 31, 1999 and 2000                           F-6

        -  Notes to Financial Statements                         F-7

                  INDEPENDENT AUDITORS' REPORT



Board of Directors
EDLAM ACQUISITION CORPORATION
Salt Lake City, Utah

We have audited the accompanying balance sheet of Edlam Acquisition Corporation [a development stage company] at December 31, 2000 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2000 and for the periods from inception on December 23, 1999 through December 31, 1999 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Edlam Acquisition Corporation [a development stage company] as of December 31, 2000 and the results of its operations and its cash flows for the year ended December 31, 2000 and for the periods from inception on December 23, 1999 through December 31, 1999 and 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Edlam Acquisition Corporation will continue as a going concern. As discussed in Note 5 to the financial statements, Edlam Acquisition Corporation was only recently formed, has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




PRITCHETT, SILER & HARDY, P.C.

January 7, 2000
Salt Lake City, Utah

                  EDLAM ACQUISITION CORPORATION
                  [A Development Stage Company]

                          BALANCE SHEET



                             ASSETS


                                                      December 31,
                                                          2000
                                                      ___________
CURRENT ASSETS:
  Cash                                                 $       80
                                                      ___________
        Total Current Assets                                   80
                                                      ___________
                                                       $       80
                                                     ____________


              LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable - related party                     $      235
                                                      ___________
        Total Current Liabilities                             235
                                                      ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   10,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   500,000 shares issued and
   outstanding                                                500
  Capital in excess of par value                            1,500
  Deficit accumulated during the
    development stage                                      (2,155)
                                                      ___________
        Total Stockholders' Equity (Deficit)                 (155)
                                                     ____________
                                                       $       80
                                                     ____________


  The accompanying notes are an integral part of this financial statement.

                  EDLAM ACQUISITION CORPORATION
                  [A Development Stage Company]


                    STATEMENTS OF OPERATIONS



                                                 From Inception
                                                on December 23,
                                    For the       1999 Through
                                   Year Ended     December 31,
                                  December 31,   ________________
                                      2000      1999       2000
                                   ______________________________

REVENUE                             $     -   $      -   $      -

EXPENSES:
  General and Administrative          1,605        550      2,155
                                   ______________________________
LOSS BEFORE INCOME TAXES             (1,605)      (550)    (2,155)

CURRENT TAX EXPENSE                       -          -          -

DEFERRED TAX EXPENSE                      -          -          -
                                   ______________________________

NET LOSS                            $(1,605)  $  (550)  $  (2,155)
                                   _______________________________

LOSS PER COMMON SHARE               $  (.00)  $  (.00)  $   (.00)
                                   _________________________________


 The accompanying notes are an integral part of these financial statements.

                  EDLAM ACQUISITION CORPORATION
                  [A Development Stage Company]

           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

         FROM THE DATE OF INCEPTION ON DECEMBER 23, 1999

                    THROUGH DECEMBER 31, 2000

                                                                                     Deficit
                                                                                  Accumulated
                               Preferred Stock        Common Stock     Capital in  During the
                             _______________________________________   Excess of  Development
                              Shares     Amount    Shares      Amount   Par Value    Stage
                             ____________________________________________________________
BALANCE, December 23,
  1999                            -   $       -          -   $      -   $      -   $      -

Issuance of 500,000
  shares common stock for
  cash at $.004 per share,
  December, 1999                  -           -    500,000        500       1,500         -

Net loss for the period ended
  December 31, 1999               -           -          -          -           -      (550)

BALANCE, December 31,
  1999                            -           -    500,000        500       1,500      (550)

Net loss for the period ended
  December 31, 2000               -           -          -          -           -    (1,605)

BALANCE, December 31,
  2000                            -   $       -    500,000$       500   $   1,500   $(2,155)

  The accompanying notes are an integral part of this financial statement.

                  EDLAM ACQUISITION CORPORATION
                  [A Development Stage Company]

                    STATEMENTS OF CASH FLOWS

                 NET INCREASE (DECREASE) IN CASH

                                                                  From Inception
                                                                  on December 23,
                                                     For the       1999 Through
                                                    Year Ended     December 31,
                                                    December 31,  _________________
                                                        2000      1999       2000
                                                     ______________________________
Cash Flows Provided by Operating Activities:
 Net loss                                             $ (1,605) $  (550)  $  (2,155)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
  Changes is assets and liabilities:
    (Decrease) increase in accounts payable               (550)     550           -
    Increase in accounts payable - related party           235                  235

     Net Cash Provided (Used) by Operating Activities   (1,920)       -      (1,920)

Cash Flows Provided by Investing Activities                  -        -           -

  Net Cash Provided by Investing Activities                  -        -           -

Cash Flows Provided by Financing Activities:

Proceeds from issuance of common stock                       -    2,000       2,000


 Net Cash Provided by Financing Activities                   -    2,000       2,000

Net Increase (Decrease) in Cash                         (1,920)   2,000          80

Cash at Beginning of Period                              2,000        -           -

Cash at End of Period                                 $     80   $2,000   $      80


Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                                           $      -   $    -   $       -
   Income taxes                                       $      -   $    -   $       -

Supplemental Schedule of Noncash Investing and Financing
Activities:

  For the year ended December 31, 2000:
     None

  For the year ended December 31, 1999:
     None
  The accompanying notes are an integral part of this financial statement.

                  EDLAM ACQUISITION CORPORATION
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Edlam Acquisition Corporation (the Company) was organized under the laws of the state of Nevada on December 23, 1999. The Company has not commenced planned principal operations and is considered a development stage company as defined in SFAS No. 7. The Company is seeking potential business ventures. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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

  Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133.),", SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2000.

  Common Stock - During December 1999, in connection with its organization, the Company issued 500,000 shares of its previously authorized, but unissued common stock. The shares were issued for cash of $2,000 (or $.004 per share).

                  EDLAM ACQUISITION CORPORATION
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

  The Company has available at December 31, 2000, unused operating loss carryforwards of approximately $2,000 which may be applied against future taxable income and which expire in 2019 and 2020. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the amount of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $700 and $200 as of December 31, 2000 and 1999, respectively, with an offsetting valuation allowance at each year end of the same amount resulting in a change in the valuation allowance of approximately $500 during 2000.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - As of December 31, 2000, the Company has not paid any compensation to any officer or director of the Company.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his/her offices as a mailing address, as needed, at no expense to the Company.

  Accounts Payable - Related Party - During December 1999, an officer/shareholder of the Company paid organizational costs in the amount of $550 on behalf of the company resulting in a related party accounts payable in the amount of $550, at December 31, 1999. At December 31, 2000, the Company owed $235 in accounts payable for legal services to an entity which is related to an officer/shareholder of the Company.

NOTE 5 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company was only recently formed, has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Subsequent to the date of these financial statements, the Company sold additional shares of its common stock, redeemed other shares of its common stock, and entered into an acquisition agreement [See Note 7].

                  EDLAM ACQUISITION CORPORATION
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share:

                                                   From Inception
                                                   on December 23,
                                       For the      1999 Through
                                     Year Ended      December 31,
                                     December 31, ___________________
                                       2000       1999       2000
                                     ________________________________

    Loss from continuing operations
    available to common shareholders
    (numerator)                      $  (1,605)  $  (550)  $ (2155)
                                     ________________________________
    Weighted average number of
    common shares outstanding used
    in loss per share for the period
    (denominator)                      500,000   500,000   500,000
                                     ________________________________

  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share

NOTE 7 - SUBSEQUENT EVENTS

  During January 2001, the Company sold 11,000,000 shares of common stock to Triden Telecom, Inc., a Nevada corporation, for $55,151 (or $.005 per share). As a negotiated element of the stock sale the Company agreed to redeem from its pre-existing stockholders, on a pro rata basis, 500,000 shares of the Company's common stock held by such stockholders at a total redemption price of $45,000 (or $.09 per share). The sale resulted in a change in control of the Company and resulted in the Company becoming a majority owned subsidiary of Triden Telecom, Inc. The former officers of the Company resigned and new officers were appointed.

  During January 2001, the Company issued 2,500,000 shares of common stock in a private sale to investors at a total purchase price of $25,000 (or $.01 per share).

  During January 2001, the Company entered into a Stock Exchange Agreement with Digitec Information Systems, Inc., a Texas corporation ("Digitec"), wherein the Company issued 1,750,000 shares of common stock to the sole shareholder of Digitec in exchange for all the issued and outstanding shares of Digitec stock, thus making Digitec a wholly-owned subsidiary of the Company.

                  EDLAM ACQUISITION CORPORATION
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 7 - SUBSEQUENT EVENTS [Continued]

  During January 2001, the Company entered into a five year employment agreement with its newly appointed President. The agreement provides for salaries totaling $100,000 per year increasing 10% per year on the amount received in salary the previous year, a one time payment of $200,000 on the first anniversary of the date of this agreement, the issuance of 1,750,000 shares of common stock, the issuance of 1,000,000 options to purchase common stock of the Company at $.01 per share and a 3% stock bonus as may be determined from time to time by the Board of Directors of the Company, taking into account the performance of the Company in relation to the annual business plan. The agreement also contains a termination with cause provision that would entitle the President to receive one half of the remaining salaries under the agreement if terminated with cause. The President cannot be terminated without cause during the term of the agreement. The employment agreement also provides for disability and death benefits

  During January 2001, the Company entered into a five year employment agreement with its newly appointed Chief Financial Officer. The agreement provides for salaries totaling $25,000 per year, the issuance of 850,000 shares of common stock, the issuance of 500,000 options to purchase common stock of the Company at $.01 per share. The agreement also contains a termination without cause provision that would entitle the Chief Financial Officer to receive one half of the remaining salaries under the agreement. The employment agreement also provides for disability and death benefits.