Form 10QSB
period 2001-03-31
EDLAM ACQUISITION CORP
filed 2001-05-15
CIK 1103644

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2001

      [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from     to

                  Commission File No. 000-29123

                  EDLAM ACQUISITION CORPORATION
(Exact name of small business issuer as specified in its charter)

            Nevada                          87-0644409
(State or other jurisdiction of   (IRS Employer Identification No.)
incorporation or organization)

              613 Chase Drive, Tyler, Texas  75771
             (Address of principal executive offices)

                         (903) 581-2040
                   (Issuer's telephone number)

                         Not Applicable
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE  ONLY  TO ISSUERS INVOLVED IN BANKRUPTCY  PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State  the number of shares outstanding of each of the  issuer's
classes  of  common  equity, as of March 31,  2001:   17,850,000
shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
                  EDLAM ACQUISITION CORPORATION

                              INDEX
                                                       Page
PART I.   Financial Information                           3

          Unaudited  Condensed  Balance  Sheets   -       3
          March 31, 2001 and December 31, 2000

          Unaudited    Condensed   Statements    of       4
          Operations  for  the Three  Months  Ended
          March  31,  2001 and for the Period  From
          Inception  on  December 23, 1999  through
          March 31, 2001

          Unaudited  Condensed Statements  of  Cash       5
          Flows  for  the Three Months Ended  March
          31,   2001   and  for  the  Period   From
          Inception  on  December 23, 1999  through
          March 31, 2001

          Notes to Consolidated Financial Statements      7

          Management's Discussion and Analysis           16

PART II.  Other Information                              16


          Signatures                                     18

                 PART I.  FINANCIAL INFORMATION

          EDLAM ACQUISITION CORPORATION AND SUBSIDIARY
         UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                             ASSETS
                                             March 31,     December 31,
                                               2001           2000
                                            ___________    ___________
CURRENT ASSETS:
  Cash in bank                               $   38,850     $       80
  Accounts receivable, net of allowance of
    $15,000 and $0, respectively                 65,300              -
  Inventory                                      44,895              -
                                            ___________    ___________
        Total Current Assets                    149,045             80

PROPERTY AND EQUIPMENT, net                      45,323              -
GOODWILL, net                                   293,923              -
                                            ___________    ___________
                                             $  488,291     $       80
                                            ___________    ___________

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                           $  171,421     $        -
  Accounts payable - related party                  235            235
  Accrued liabilities                            94,378              -
  Current portion of notes payable              123,155              -
  Current portion of notes payable
    - related party                             141,249              -
  Current portion of capital lease                2,891              -
                                            ___________    ___________
        Total Current Liabilities               533,329            235
                                            ___________    ___________
LONG-TERM OBLIGATIONS:
  Capital lease, less current portion             7,215              -
  Notes payable, less current portion             7,123              -
                                            ___________    ___________
        Total Liabilities                       547,667            235
                                            ___________    ___________
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   10,000,000 shares authorized,
   no shares issued and outstanding                   -              -
  Common stock, $.001 par value, 50,000,000
   shares authorized, 17,850,000 and 500,000
   shares issued and outstanding                 17,850            500
  Capital in excess of par value                103,801          1,500
  Accumulated deficit                          (181,027)        (2,155)
                                             ___________    ___________
        Total Stockholders' Equity (Deficit)    (59,376)          (155)
                                             ___________    ___________
                                             $  488,291     $       80
                                             ___________    ___________

 Note: The balance sheet at December 31, 2000 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

          EDLAM ACQUISITION CORPORATION AND SUBSIDIARY
    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                       For the Three months ended
                                               March 31,
                                     ______________________________
                                           2001           2000
                                       ___________    ___________

SALES, net of returns and discounts     $  174,020     $        -

COST OF GOODS SOLD                         129,707              -
                                       ___________    ___________
        Gross profit                        44,313              -
                                       ___________    ___________

OPERATING EXPENSES:
  Selling expense                            5,182              -
  General and administrative expenses      209,550            885
                                       ___________    ___________
        Total Operating Expenses           214,732            885
                                       ___________    ___________

LOSS FROM OPERATIONS                     (170,419)           (885)
                                       ___________    ___________

OTHER INCOME (EXPENSE):
  Interest (expense)                       (8,453)              -
                                       ___________    ___________
        Total Other Income (Expense)       (8,453)              -
                                       ___________    ___________
LOSS FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES         (178,872)           (885)

CURRENT TAX EXPENSE (BENEFIT)                    -              -

DEFERRED TAX EXPENSE                             -              -

                                       ___________    ___________
NET LOSS                               $  (178,872)   $      (885)
                                       ___________    ___________
LOSS PER COMMON SHARE                  $      (.01)   $      (.00)
                                       ___________    ___________


 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

          EDLAM ACQUISITION CORPORATION AND SUBSIDIARY
    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             For the Three Months Ended
                                                     March 31,
                                           _____________________________
                                                 2001          2000
                                            _____________  ____________
Cash Flows from Operating Activities:
  Net loss                                  $    (178,872) $      (885)
                                            _____________  ____________
  Adjustments to reconcile net income
    to net cash used by operations:
   Depreciation and amortization                   15,845            -
   Non-cash expense                                67,000            -
   Changes in assets and liabilities:
     (Increase) decrease in accounts receivable    (3,002)           -
     (Increase) decrease in inventory             (19,811)           -
     Increase (decrease) in accounts payable       26,880         (550)
     Increase (decrease) in accrued expenses       45,973            -
                                            _____________  ___________
      Total Adjustments                           132,885         (550)
                                            _____________  ___________

      Net Cash (Used) by Operating Activities     (45,987)      (1,435)
                                            _____________  ___________
Cash Flows from Investing Activities:
  Purchase of property and equipment                    -            -
                                            _____________  ___________
      Net Cash (Used) by Investing Activities           -            -
                                            _____________  ___________
Cash Flows from Financing Activities:
  Proceeds from notes payable- related party       59,500            -
  Payments on related party notes payable          (8,754)           -
  Payments on notes payable                          (750)           -
  Payments on capital leases                         (390)           -
  Proceeds from common stock issuances             80,151            -
  Payments to repurchase common stock             (45,000)           -
                                            _____________  ___________
      Net Cash Provided by Financing Activities    84,757            -
                                            _____________  ___________
Net Increase (Decrease) in Cash                    38,770       (1,435)

Cash at Beginning of Period                            80        2,000
                                            _____________  ___________
Cash at End of Period                          $   38,850   $      565
                                            _____________  ___________


                           [Continued]

          EDLAM ACQUISITION CORPORATION AND SUBSIDIARY
    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           [Continued]

                                             For the Three Months Ended
                                                     March 31,
                                         _____________________________
                                                  2001         2000
                                            _____________ ____________
Supplemental Disclosures of Cash Flow
  Information:
  Cash paid during the period for:
    Interest                                $    2,504    $         -
    Income taxes                            $        -    $         -

Supplemental Disclosure of Non-Cash Investing and Financing
Activities:
  For the three months ended March 31, 2001:

     During January 2001, the Company issued 2,600,000 shares of common stock valued at $.02 per share in connection with employment agreements.

     During January 2001, the Company recorded compensation expense of $15,000 in connection with the issuance of 1,500,000 options issued to officers of the Company at $.01 per share.

     During January 2001 the Company purchased all the issued and outstanding shares of Digitec information systems, Inc. for 1,750,000 shares of common stock (See Note 2).

  For the three months ended March 31, 2000:
       None

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

          EDLAM ACQUISITION CORPORATION AND SUBSIDIARY
        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Edlam Acquisition Corporation (Parent) was organized under the laws of the State of Nevada on December 23, 1999. On January 18, 2001, Parent acquired all of the issued and outstanding shares of Digitec Information Systems, Inc. (Subsidiary) organized under the laws of the State of Texas on March 26, 1990 (See Note 2). The Subsidiary markets telecommunication services and equipment including business phone systems, pager and cellular phones. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. During March 2001, Triden Telecom, Inc., acquired approximately a 62% interest in the Company wherein the Company effectively became a subsidiary of Triden, through the acquisition of 11,000,000 shares of Parent's common stock, (See Note 2).

  Condensed Consolidated Financial Statements - The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position at March 31 2001, and results of operations and cash flows for the three months ended March 31, 2001 and 2000 have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the company's December 31, 2000 audited financial statements. The consolidated results of operations for the periods ended March 31, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

  Consolidation   -  All  significant  inter-company   transactions
  between the parent and subsidiary have been eliminated in consolidation.

  Inventory - Inventory is carried at the lower of cost or market, as determined on the first-in, first-out (FIFO) method.

  Property and Equipment - Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred.
  Depreciation of equipment is computed for financial statement purposes on a straight-line basis over the estimated useful lives of the assets, which range from three to fifteen years. Leasehold improvements are amortized over the lease period or the estimated useful life of the improvements.

  Goodwill - Goodwill represents the excess of the cost of purchasing the subsidiary over the fair market value of the net liabilities at the date of acquisition, and is being amortized on the straight-line method over 5 years. Amortization expense charged to operations for the three months ended March 31, 2001 was $12,072.

  Revenue Recognition - The Company recognizes revenue at the time of delivery of the product or completion of the services to be provided.

  Advertising Costs - Costs incurred in connection with advertising and promotion of the Company's products are expensed as incurred. Advertising costs amounted to $5,182 and $0 for the three months ended March 31, 2001 and 2000.

          EDLAM ACQUISITION CORPORATION AND SUBSIDIARY
        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". [See Note 14]

  Income  Taxes  -  The  Company  accounts  for  income  taxes   in
  accordance with FASB Statement No. 109, "Accounting for Income Taxes (see Note 11)

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133.)," SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued. SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the unaudited condensed consolidated financial statements would not have been significant.

NOTE 2 - ACQUISITION

  Acquisition - On January 18, 2001 the Company entered into a Stock Exchange agreement and acquired all of the outstanding shares of Digitec Information Systems, Inc. (Digitec), in a business combination accounted for as a purchase through the issuance of 1,750,000 common shares of the Company. The results of operations of Digitec is included in the accompanying financial statements since the date of Acquisition. The total value of the 1,750,000 common shares issued in the acquisition was $17,500, which exceeded the fair market value of the net liabilities of Digitec by $305,995. The excess is recorded as goodwill and is being amortized over 5 years.

          EDLAM ACQUISITION CORPORATION AND SUBSIDIARY
        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - ACCOUNTS RECEIVABLE

  Accounts receivable consists of trade receivables arising in the normal course of business as follows at March 31, 2001 and December 31, 2000:

                                            March 31,  December 31
                                              2001        2000
                                         ____________  ___________
        Trade accounts receivable           $80,300     $      -
        Less:  allowance for doubtful
                accounts                    (15,000)           -
                                         ____________  ___________
                                            $65,300     $      -
                                         ____________  ___________

  All   of  the  Company's  accounts  receivable  are  pledged   as
  collateral in connection with the Company's notes payable.

NOTE 4 - INVENTORY

  The following is a summary of inventory recorded at the lower of cost or market, less a reserve for obsolescence at March 31, 2001 and December 31, 2000:
                                     March 31,  December 31,
                                        2001        2000
                                   ____________ ___________
        Finished Goods                  $59,895    $      -
        Less:
         reserve for obsolescence       (15,000)          -
                                   ____________ ___________
                                        $44,895    $      -
                                   ____________ ___________

  The Company's inventory is pledged as collateral in connection with the Company's notes payable.

NOTE 5 - PROPERTY AND EQUIPMENT

  The following is a summary of property and equipment less accumulated depreciation as of March 31, 2001 and December 31, 2000:
                                          2000      1999
                                   ____________ ___________
        Furniture                       $40,160    $      -
        Vehicles                         29,818           -
        Equipment                        13,225           -
        Leasehold improvements           16,004           -
                                   ____________ ___________
                                         99,207           -
        Less:
          accumulated depreciation      (53,884)         (-)
                                   ____________ ___________
                                        $45,323    $      -
                                   ____________ ___________

  Depreciation and amortization expense for the three months ended March 31, 2001 and 2000 amounted to $3,773 and $0, respectively.

  The Company's property and equipment is pledged as collateral in connection the Company's notes payable.

          EDLAM ACQUISITION CORPORATION AND SUBSIDIARY
        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - LEASE PAYABLE

  Operating   Leases  -  The  Company  leases  its   office   and
  production facility under an operating lease expiring in January 2009 from an entity owned by a shareholder of the Company.

  The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of March 31, 2001 are as follows:

  Year ending December 31             Lease Payments
            2001                            24,750
            2002                            33,000
            2003                            33,000
            2004                            33,000
         Thereafter                        134,750
                                    ______________
      Total Minimum Lease Payments       $ 258,500
                                    ______________

  Lease expense charged to operations was $8,250, and $0 for the three months ended March 31, 2001 and 2000.

NOTE 7 - CAPITAL LEASES

  Capital Leases - The Company is the lessee of software under a capital lease expiring in 2004. The assets and liabilities under the capital lease were recorded at the lower of the present value of the minimum lease payments or the fair value of the assets at the time of purchase. The asset is amortized over three years. Amortization expense of $1,115 and $0 for the assets under the capital lease has been included in depreciation expense for 2001 and 2000.

  Equipment at March 31, 2001 and 2000 under capital lease obligations are as follows:
                                         2001       2000
                                   ________________________
     Software                          $ 13,274   $       -
     Less: Accumulated amortization      (7,430)         (-)
                                   ________________________
                                       $  5,844   $       -
                                   ________________________

          EDLAM ACQUISITION CORPORATION AND SUBSIDIARY

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - CAPITAL LEASES [Continued]

  Total future minimum lease payments, executory costs and current portion of capital lease obligations are as follows for the years ended December 31:

  Year ending December 31,             Lease Payments
             2001                            3,499
             2002                            3,499
             2003                            3,499
             2004                            1,749
                                          __________
      Total future minimum lease payments  $12,246
      Less: amounts representing interest
        and executory costs                 (2,140)
                                          __________
      Present value of the future minimum
        lease payments                      10,106
      Less: Lease current portion           (2,891)
                                          __________
      Capital lease obligations
          - long term                     $  7,215
                                          __________

NOTE 8 - RELATED PARTY TRANSACTIONS

At March 31, 2001, the Company is indebted to related parties for the following notes payable and advances payable:
                                                          2001
                                                      ___________
  11% unsecured note payable due to a shareholder
    of the Company, due January 15, 2001                 $ 37,978

  11% add on interest note payable to Triden Telecom,
    Inc. (See Note 1) payable in thirty-six monthly
    installments of interest and principal of $3,333
    beginning March 15, 2001.                             103,271
                                                      ___________
          Total long-term obligations                     141,249

  Less:  current maturities                              (141,249)
                                                      ___________
  Long-term obligations, excluding current portions      $      -
                                                      ___________

  During the three months ended March 31, 2001 and 2000, the Company recorded interest expenses of $1,842 and $0 on related party notes payable. During the three months ended March 31, 2001 and 2000 the Company paid $963 and $0 in related party interest.

          EDLAM ACQUISITION CORPORATION AND SUBSIDIARY
        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9 - NOTES PAYABLE

  At March 31, 2001 and December 31, 2000, the Company is indebted for the following notes payable:
                                                    2000      1999
                                                  ___________________
  10% notes payable to a financial institution,
    due on demand with monthly interest payments
    of $750. Secured by property & equipment,
    inventory and accounts receivable and the
    personal guaranty of the president of the
    Company.                                      $ 78,999  $      -

  7.95% note payable to a financial institution,
    to purchase a vehicle payable in sixty
    monthly installments of interest and principal
    of $243 beginning October 4, 1999. Secured by
    vehicle purchased                                9,007         -

  8.5% $50,000 note payable to a financial
    institution, payable in monthly installments
    of interest and principal of $1,026 with the
    balance due December 6, 2000.  Refinanced at
    10%, monthly payments of $1,370 with the
    balance due June 15, 2001. Secured by property
    & equipment, inventory and accounts receivable
    and the personal guaranty of the president of
    the Company.                                    42,272         -
                                                  ___________________
          Total long-term obligations              130,278         -

  Less:  current maturities                       (123,155)        -
                                                  ___________________
  Long-term obligations, excluding
    current portions                              $  7,123    $    -
                                                  ___________________


  The estimated aggregate maturities required on long-term debt at March 31, 2001 are as follows:

               2001                        $ 123,155
               2002                            2,432
               2003                            2,633
               2004                            2,058
               2005                                -
            Thereafter                             -
                                         ____________
                                           $ 130,278
                                         ____________

          EDLAM ACQUISITION CORPORATION AND SUBSIDIARY

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10 - STOCKHOLDERS EQUITY

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

  During January 2001, Triden Telecom, Inc., purchased 11,000,000 share of the Company's common stock for $55,151 (or $.005 per share). As a negotiated element of the stock sale the Company agreed to redeem from its pre-existing stockholders, on a pro rata basis, 500,000 shares of the Company's common stock at a total redemption price of $45,000 (or $.09 per share). The sale resulted in a change in control of the Company wherein the Company became a majority owned subsidiary of Triden Telecom, Inc. The former officers of the Company resigned and new officers were appointed.

  On January 18, 2001 the Company entered into a Stock Exchange agreement and acquired all of the outstanding shares of Digitec Information Systems, Inc. (Digitec), in a business combination accounted for as a purchase through the issuance of 1,750,000 common shares of the Company (See Note 2).

  During January 2001, the Company issued 2,600,000 shares of common stock valued at $52,000 in connection with employment agreements (See Note 12).

  Stock Options - During January 2001, the Company recorded $15,000 in compensation expense in accordance with Accounting Principle Bulletin No. 25 for 1,500,000 options to purchase common shares at $.01 per share, issued in connections with employment agreements (See Note 12). The options vested immediately and are exercisable through January 5, 2006.

NOTE 11 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes [FASB 109]. FASB 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At March 31, 2001 and December 31, 2000, the total of all deferred tax assets were $189,642 and $0 and the total of the deferred tax liabilities were $2,840 and $0. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws then in effect, the Company's future earnings, and other future events, the effects of which cannot presently be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of $186,802 and $0 as of March 31, 2001 and December 31, 2000, which has been offset against the deferred tax assets. The net increase in the valuation allowance during the three months ended March 31, 2001 amounted to approximately $186,802.

  As of March 31, 2001, the Company has net tax operating loss [NOL] carryforwards available to offset its future income tax liability. The NOL carryforwards have been used to offset deferred taxes for financial reporting purposes. The Company has federal NOL carryforwards of approximately $455,000 that expire in 2019 and 2021.

          EDLAM ACQUISITION CORPORATION AND SUBSIDIARY

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 12 - COMMITMENTS AND CONTINGENCIES

  Employment agreement - On March 8, 2000, the Company's subsidiary entered into a two year employment agreement with its controller. The agreement provides for salaries totaling $28,000 per year.

  During January 2001, the Company's subsidiary entered into a five year employment agreements with its President. The agreement provides for salaries totaling $60,000 per year, the issuance of 750,000 shares of common stock of Triden Telecom, Inc. valued at $.02 per share as a signing bonus, and the issuance of 500,000 stock options to purchase common stock of Triden Telecom, Inc. at $.025 per share. The agreement also contains a termination without cause provision that would entitle the President to receive one half of the remaining salaries under the agreement. The employment agreement also provides for disability and death benefits

  During January, 2001, the Company entered into a five year employment agreement with its newly appointed President. The agreement provides for salaries totaling $100,000 per year increasing 10% per year on the amount received in salary the previous year, a one time payment of $200,000 on the first anniversary of the date of this agreement, the issuance of 1,750,000 shares of common stock valued at $.02 per share, the issuance of 1,000,000 options to purchase the Company's common stock at $.01 per share and a 3% stock bonus as may be determined from time to time by the Board of Directors of the Company, taking into account the performance of the Company in relation to the annual business plan. The agreement also contains a termination with cause provision that would entitle the President to receive one half of the remaining salaries under the agreement if terminated with cause. The President cannot be terminated without cause during the term of the agreement. The employment agreement also provides for disability and death benefits

  During January 2001, the Company entered into a five year employment agreement with its newly appointed Chief Financial Officer. The agreement provides for salaries totaling $25,000 per year, the issuance of 850,000 shares of common stock valued at $.02 per share, the issuance of 500,000 options to purchase the Company's common stock at $.01 per share. The agreement also contains a termination without cause provision that would entitle the Chief Financial Officer to receive one half of the remaining salaries under the agreement. The employment agreement also provides for disability and death benefits

NOTE 13 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has current liabilities in excess of current assets and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

          EDLAM ACQUISITION CORPORATION AND SUBSIDIARY

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 14 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:
                                        For the Three Months
                                       Months Ended March 31,
                                      __________________________
                                            2001         2000
                                      _____________  ___________
    Loss from continuing operations
    available to common
    shareholders (numerator)            $(178,872)     $  (885)
                                      _____________  ___________
    Weighted average number of
    common shares outstanding
    used in loss per share for
    the period (denominator)           13,963,333      500,000
                                      _____________  ___________

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND PLAN OF OPERATION

     The Company, prior to the acquisition of Digitec in January 2001, had no active business operations. After the acquisition, the Company assumed the business plan of Digitec. The following is management's discussion of the operations of the Company's wholly owned subsidiary, Digitec, for the three months ended March 31, 2001.

Results of Operations of Digitec - Three Months Ended March 31,
2001.

     Digitec had net sales of $174,020 for the three months ended
March 31, 2001. Cost of goods sold were $129,707 for the three months ended March 31, 2001, which costs represent 75% of net sales.

     General and administrative expenses for the three months ended March 31, 2001 were $209,550, which consisted of general corporate administration, legal and professional expenses, accounting and auditing costs, lease payments, advertising, and depreciation and amortization costs. Digitec also paid $5,182 in selling expenses bringing the Company's total operating expenses to $214,732 for the three months ended March 31, 2001. In addition, interest expense for the same period was $8,453.

     Due to the foregoing, Digitec realized a net loss of $178,872 for the three months ended March 31, 2001.

Liquidity and Capital Resources

     Digitec has suffered recurring losses from operations. During the three months ended March 31, 2001, Digitec's net loss was $178,872. As of March 31, 2001, Digitec had a working capital deficit of $384,284. During the three months ended March 31, 2001, Digitec's operations used net cash of $45,987. These matters raise substantial doubt about the Digitec's ability to continue as a going concern. During the three months ended March 31, 2001, Triden, an entity with a controlling interest in the Company loaned Digitec $59,500, and refinanced an existing note payable in the amount of $48,586. The combined notes carry an 11% interest rate and are payable in 36 monthly installments in the amount of $3,333 each. In addition, the Company obtained $25,000 of additional funding through the sale of its common stock. However, Digitec may need additional capital to finance future operations until its business objectives are implemented and generate sufficient revenue to sustain the business. Management is attempting to raise additional capital to fund future operations and provide working capital; however, there can be no assurance that additional funding will be available or, if available, that it will be available on acceptable terms or in required amounts. If management does not obtain financing, there is no assurance that Digitec or the Company will succeed in achieving profitable operations.

PART II.  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

  In January 2001, the Company issued 17,850,000 shares of restricted common stock as identified in the following table.

      Name            Shares Issued         Consideration Paid

Triden Telecom, Inc.    11,000,000                $55,151

James M. Roberts         1,750,000     1,000 shares of Digitec stock

Robert S. Hardy        1,750,000         Signing bonus to 5 year
                                           employment contract
Holly V. Grant           850,000         Signing bonus to 5 year
                                           employment contract
Monica L Seeliger        450,000                  $4,500

P. K. Harris             400,000                  $4,000

Tamara S. Landers        200,000                  $2,000

Sonya Y. Sneed           100,000                  $1,000

Leah G. Sparks           450,000                  $4,500

Jeffrey S. Sexton        450,000                  $4,500

Roland D. Burson, Jr.    200,000                  $2,000

Susan J. Aaron           250,000                  $2,500

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
                                        employment contract

     The above-mentioned shares and options were all issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act. No brokers were involved in the transactions and no commissions were paid to any person. On the basis of their position with the Company or engagement by the Company, the Company believes each of the purchasers was either accredited or sophisticated and had such knowledge of the business and financial condition of the Company so as to make an informed investment decision.

Exhibits and Reports on Form 8-K.

Reports on Form 8-K

A Form 8-K and an amended Form 8-K was filed with the SEC on February 2, 2001 and April 4, 2001, respectively. The Forms 8-K were filed under "Item 1. Changes in Control of Registrant" and "Item 2. Acquisition or Disposition of Assets," which detailed the Company's transactions with Triden and Digitec.

Exhibits

     None

                         SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              EDLAM ACQUISITION CORPORATION


Date: May 15, 2001            /s/ Robert S. Hardy
                              President and Chief Executive Officer


Date: May 15, 2001            /s/ Holly V. Grant
                              Chief Financial Officer