Form 10QSB
period 2001-06-30
EDLAM ACQUISITION CORP
filed 2001-09-27
CIK 1103644

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

      [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from     to

                  Commission File No. 000-29123

                  EDLAM ACQUISITION CORPORATION
(Exact name of small business issuer as specified in its charter)

            Nevada                          87-0644409
(State or other jurisdiction of    (IRS Employer Identification
incorporation or organization)                 No.)

              613 Chase Drive, Tyler, Texas  75771
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

State  the number of shares outstanding of each of the  issuer's
classes  of  common  equity, as of March 31,  2001:   16,100,000
shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
                  EDLAM ACQUISITION CORPORATION

                              INDEX
                                                                     Page
PART I.   Financial Information                                        3

          Unaudited Condensed Balance Sheets - June 30, 2001           3
          and December 31, 2000

          Unaudited Condensed Statements of Operations for the         4
          Three Months  and  Six Months Ended  March  31,
          2001 and for the Period From Inception on December 23,
          1999 through March 31, 2001

          Unaudited Condensed Statements of Cash Flows for the Six     5
          Months  Ended March 31, 2001 and for  the Period From
          Inception on December 23, 1999 through March 31, 2001

          Notes to Consolidated Financial Statements                   6

          Management's Discussion and Analysis                        10

PART II.  Other Information                                           11

          Signatures                                                  11

                 PART I.  FINANCIAL INFORMATION

                  EDLAM ACQUISITION CORPORATION
                  [A Development Stage Company]

               UNAUDITED CONDENSED BALANCE SHEETS

                             ASSETS

                                          June 30,    December 31,
                                            2001          2000
                                          ________    ___________
CURRENT ASSETS:
  Cash in bank                            $  9,671     $       80
  Receivable from former Subsidiary          9,527              -
                                          ________    ___________
        Total Current Assets                19,198             80
                                          ________    ___________
                                          $ 19,198     $       80
                                          ________    ___________

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                        $  5,428     $      235
  Accrued liabilities                       66,522              -
                                          ________    ___________
        Total Current Liabilities           71,950            235
                                          ________    ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   10,000,000 shares authorized, no
   shares issued and outstanding                 -              -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   16,100,000 and 500,000 shares issued
   and outstanding, respectively            16,100            500
  Capital in excess of par value            88,051          1,500
  Deficit accumulated during the
   development stage                      (156,903)        (2,155)
                                          ________      _________
   Total Stockholders' Equity (Deficit)    (52,752)          (155)
                                          ________      _________
                                          $ 19,198     $       80
                                          ________    ___________

 Note: The balance sheet at December 31, 2000 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                  EDLAM ACQUISITION CORPORATION
                  [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                For the Three       For the Six   From Inception
                                 Months Ended       Months Ended  on December 23,
                                    June 30,           June 30,    1999 Through
                              ________________________________________June 30,
                                 2001     2000      2001        2000     2001
                              __________________________________________________
REVENUE                       $     -   $    -   $       -   $     -   $       -

EXPENSES:
  General and Administrative   44,041      150     154,748     1,035     156,903
                               ______      ___     _______     _____     _______
LOSS BEFORE INCOME
  TAXES                       (44,041)    (150)   (154,748)   (1,035)   (156,903)

CURRENT TAX EXPENSE                 -        -           -         -           -

DEFERRED TAX EXPENSE                -        -           -         -           -
                              _______      ___     _______     _____     _______

NET LOSS                    $ (44,041)  $ (150)  $(154,748)  $(1,035)  $(156,903)
                              _______      ___     _______     _____     _______
LOSS PER COMMON SHARE       $    (.00)  $ (.00)  $    (.00)  $ (.00)   $    (.03)
                              _______      ___     _______     _____     _______

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                  EDLAM ACQUISITION CORPORATION
                  [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                      For the Six      From Inception
                                                      Months Ended     on December 23,
                                                         June 30,        1999 Through
                                                ________________________    June 30,
                                                    2001           2000        2001
                                                 _____________________________________
Cash Flows Provided by Operating Activities:
 Net loss                                       $  (154,748)   $  (1,035)   $ (156,903)
 Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
  Noncash expense                                    67,000            -        67,000
  Changes is assets and liabilities:
    Increase (decrease) in accounts payable           5,428         (550)        5,428
    Increase in accounts payable - related party        235            -             -
    Increase in accrued liabilities                  66,522            -        66,522
                                                   ________      _______    __________
     Net Cash Provided (Used) by
       Operating Activities                         (16,033)      (1,585)      (17,953)
                                                   ________      _______    __________
Cash Flows Provided by Investing Activities:
 Loan made for parent                                (9,527)           -        (9,527)
                                                   ________      _______    __________
  Net Cash Provided (Used) by
   Investing Activities                              (9,527)           -        (9,527)
                                                   ________      _______    __________
Cash Flows Provided by Financing Activities:
 Proceeds from issuance of common stock              80,151            -        82,151
 Payments for repurchase of common stock            (45,000)           -       (45,000)
                                                   ________      _______    __________
 Net Cash Provided by Financing Activities           35,151            -        37,151
                                                   ________      _______     _________
Net Increase (Decrease) in Cash                       9,591       (1,585)        9,671

Cash at Beginning of Period                              80        2,000             -
                                                   ________      _______     __________
Cash at End of Period                            $    9,671    $     415    $    9,671
                                                   ________      _______     __________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                                      $        -    $       -    $        -
   Income taxes                                  $        -    $       -    $        -

Supplemental Schedule of Non-cash Investing and Financing
Activities:

  For the six months ended June 30, 2001:
     During January 2001, the Company issued 2,600,000 shares of common stock valued at $.02 per share in connection with employment agreements.
     During January 2001, the Company recorded compensation expense of $15,000 in connection with the issuance of 1,500,000 options issued to officers of the Company at $.01 per share.

  For the six months ended June 30, 2000:
     None

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                  EDLAM ACQUISITION CORPORATION
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Edlam Acquisition Corporation ("the Company") was organized under the laws of the State of Nevada on December 23, 1999.. The Company has not commenced planned principal operations and is considered a development stage company as defined in SFAS No. 7. The Company is seeking potential business ventures. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. During March 2001, Triden Telecom, Inc., acquired approximately a 68% interest in the Company wherein the Company effectively became a subsidiary of Triden, through the acquisition of 11,000,000 shares of Parent's common stock. On January 18, 2001, The Company acquired all of the issued and outstanding shares of Digitec Information Systems, Inc. (Subsidiary) organized under the laws of the State of Texas on March 26, 1990. On July 13, 2001 and reflected in the accompanying financial statements, The Company and Subsidiary rescinded the merger. (See Note 2)

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30 2001, and results of operations and cash flows for the three and six months ended June 30, 2001 and 2000 have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's December 31, 2000 audited financial statements. The results of operations for the periods ended June 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". [See Note 7]

  Income  Taxes  -  The  Company  accounts  for  income  taxes   in
  accordance with FASB Statement No. 109, "Accounting for Income Taxes [See Note 4]

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

                  EDLAM ACQUISITION CORPORATION
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133)", SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No. 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued. SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the unaudited condensed financial statements would not have been significant.

NOTE 2 - ACQUISITION / RESCISSION

  On January 18, 2001 the Company entered into a Stock Exchange agreement and acquired all of the outstanding shares of Digitec Information Systems, Inc. (Digitec), in a business combination accounted for as a purchase through the issuance of 1,750,000 common shares of the Company. During July 2001, and reflected in these financial statements, the Company's entered into a rescission agreement wherein the Company received back and cancelled the 1,750,000 common shares issued in the acquisition. During May 2001, the Company advanced Digitec $9,527 for operations. As of June 31, 2001 the Company has not received repayment of the advance.

NOTE 3 - STOCKHOLDERS EQUITY

  Preferred Stock - The Company has authorized 10,000,000 share of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2001.

  Common Stock - During December 1999, in connection with its organization, the Company issued 500,000 shares of its previously authorized, but unissued common stock. The shares were issued for cash of $2,000 (or $.004 per share).

  During January 2001, Triden Telecom, Inc., purchased 11,000,000 share of the Company's common stock for $55,151 (or $.005 per share). As a negotiated element of the stock sale the Company agreed to redeem from its pre-exsisting stockholders, on a pro rata basis, 500,000 shares of the Company's common stock at a total redemption price of $45,000 (or $.09 per share). The sale resulted in a change in control of the Company wherein the Company became a majority owned subsidiary of Triden Telecom, Inc. The former officers of the Company resigned and new officers were appointed.

  On January 18, 2001 the Company entered into a Stock Exchange agreement and acquired all of the outstanding shares of Digitec Information Systems, Inc. (Digitec), in a business combination accounted for as a purchase through the issuance of 1,750,000 common shares of the Company. During July 2001, and reflected in these financial statements, the Company's entered into a rescission agreement wherein the Company received back and cancelled the 1,750,000 common shares issued in the acquisition. (See Note 2).

  During January 2001, the Company sold 2,500,000 share of common stock to investors for $25,000 ($.01 per share).

                  EDLAM ACQUISITION CORPORATION
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - STOCKHOLDERS EQUITY [Continued]

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

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes [FASB 109]. FASB 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At June 30, 2001 and December 31, 2000, the total of all deferred tax assets were approximately $50,000 and $0 and the total of the deferred tax liabilities were $0 and $0. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws then in effect, the Company's future earnings, and other future events, the effects of which cannot presently be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of $50,000 and $0 as of June 30, 2001 and December 31, 2000, which has been offset against the deferred tax assets. The net increase in the valuation allowance during the six months ended June 30, 2001 amounted to approximately $50,000.

  As of June 30, 2001, the Company has net tax operating loss [NOL] carryforwards available to offset its future income tax liability. The NOL carryforwards have been used to offset deferred taxes for financial reporting purposes. The Company has federal NOL carryforwards of approximately $150,000 that expire in 2019 and 2021.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

  Employment agreement - During January, 2001, the Company entered into a five year employment agreement with its newly appointed President. The agreement provides for salaries totaling $100,000 per year increasing 10% per year on the amount received in salary the previous year, a one time payment of $200,000 on the first anniversary of the date of this agreement, the issuance of 1,750,000 shares of common stock valued at $.02 per share, the issuance of 1,000,000 options to purchase the Company's common stock at $.01 per share and a 3% stock bonus as may be determined from time to time by the Board of Directors of the Company, taking into account the performance of the Company in relation to the annual business plan. The agreement also contains a termination with cause provision that would entitle the President to receive one half of the remaining salaries under the agreement if terminated with cause. The President cannot be terminated without cause during the term of the agreement. The employment agreement also provides for disability and death benefits

                  EDLAM ACQUISITION CORPORATION
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - COMMITMENTS AND CONTINGENCIES [Continued]

  During January 2001, the Company entered into a five year employment agreement with its newly appointed Chief Financial Officer. The agreement provides for salaries totaling $25,000 per year, the issuance of 850,000 shares of common stock valued at $.02 per share, the issuance of 500,000 options to purchase the Company's common stock at $.01 per share. The agreement also contains a termination without cause provision that would entitle the Chief Financial Officer to receive one half of the remaining salaries under the agreement. The employment agreement also provides for disability and death benefits

NOTE 6 - GOING CONCERN

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

NOTE 7 - LOSS PER SHARE

  The  following data show the amounts used in computing  loss  per share for the periods presented:
                    For the Three      For the Six     From Inception
                     Months Ended      Months Ended   on December 23,
                       June 30,          June 30,       1999 Through
             _____________________________________________June 30,
                    2001     2000      2001      2000       2001
                ______________________________________________________
Loss from continuing
 operations applicable to
 common shareholders
 (Numerator)            $ (44,041) $  (150) $(154,748) $ (1,035) $(156,903)
                          _______    _____    _______    ______   ________
Weighted average
 number of common
 outstanding used
 in loss per share
 during the period
 (Denominator)         16,100,000  500,000 14,341,436   500,000  5,014,054
                       __________  _______ __________   _______  _________

  Dilutive earnings (loss) per share was not presented, as its effect is anti-dilutive.

  At June 30, 2001 and 2000, the Company had outstanding common stock purchase options for 1,500,000 and 0 shares, respectively (see Note 3), which were not included in the loss per share computation because their effect would be anti-dilutive.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND PLAN OF OPERATION

     Edlam Acquisition Corporation was incorporated on December 23, 1999 under the laws of the state of Nevada. On January 18, 2001, Edlam issued 11,000,000 shares of common stock to Triden Telecom, Inc., a Nevada corporation ("Triden"), in exchange for $55,151 cash. Concurrently with the stock sale, Edlam entered into a Stock Exchange Agreement with Digitec Information Systems, Inc., a Texas corporation ("Digitec"), whereby Edlam issued 1,750,000 shares of common stock to James M. Roberts, Digitec's sole shareholder, in exchange for Mr. Roberts' 1,000 shares of Digitec common stock. As a negotiated element of the foregoing transactions, Edlam redeemed from its pre-existing shareholders 500,000 shares of common stock at a total redemption price of $45,000. Consequently, Digitec became a wholly owned subsidiary of Edlam, and Edlam became a majority owned subsidiary of Triden.

     In July 2001, Edlam and James M. Roberts mutually rescinded the Stock Exchange Agreement whereby Edlam acquired Digitec. Consequently, the 1,750,000 shares issued in the acquisition were returned to Edlam and cancelled, and all agreements between Edlam and Mr. Roberts were terminated. Prior to the rescission Edlam advanced to Digitec $9,527 for operations. Edlam has made a demand for repayment of this amount, but no payment was received as of the date of this report.

Results of Operations - Six Months Ended June 30, 2001

     Edlam had no revenue from continuing operations for the six-month period ended June 30, 2001, and the period from inception on December 23, 1999 through June 30, 2001.

     Edlam had general and administrative expenses of $154,748 for the six-month period ended June 30, 2001, and $1,035 for the six months ended June 30, 2000, which consisted of general corporate administration, executive salaries, legal and professional expenses, and accounting and auditing costs. The substantial increase in expense is attributable to a non-cash expense for common stock issued to executive officers under employment agreements valued at $52,000, a non-cash expense in the amount of $15,000 representing the difference between the exercise price and fair value of shares underlying options issued to executive officers, and $66,522 of accrued and unpaid compensation due executive officers under employment agreements.

     As a result of the foregoing factors, Edlam realized a net loss of $154,748 for the six months ended June 30, 2001, as compared to a net loss of $1,035 for the six months ended June
30, 2000.

Liquidity and Capital Resources

     At June 30, 2001, Edlam had $9,671 in cash, a receivable from Digitec in the amount of $9,527, accounts payable of $5,428, and $66,522 in accounts payable to executive officers for compensation under existing employment agreements. Each of the executive officers has agreed to accrue payment of their compensation under their employment agreements until Edlam has the capital resources to pay their compensation.

     Edlam's current operating plan is to engage in the business of reselling of telecommunications systems and services, including, business phone systems, cellular service and equipment, paging, and video conferencing. Management is in the process of negotiating reseller agreements with providers of these products and services with a view to implementing a marketing program once agreements are finalized and employees are retained to sell and install the telecommunications products. Management believes that its current cash needs can be met with the limited cash on hand so long as compensation to executive officers is deferred. However, once Edlam commences a marketing program for telecommunications services and products its need for capital may change dramatically. To the extent capital is not derived from operating revenue, Edlam will seek debt or equity financing for its operations. There is no assurance that financing will be available on terms acceptable to Edlam. To the extent financing is not available for its operations, Edlam's ability to pursue its business plan will be severely limited.

Forward-Looking Statements

     This Form 10-QSB includes, without limitation, certain statements containing the words "believes", "anticipates", "estimates", "intends", and words of a similar nature, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Form 10-QSB are forward-looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Edlam's actual results may differ significantly from management's expectations.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K.  None

Exhibits.  None

                         SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              EDLAM ACQUISITION CORPORATION


Date: September 26, 2001      /s/ Robert S. Hardy
                              President and Chief Executive Officer


Date: September 26, 2001      /s/ Holly V. Grant
                              Chief Financial Officer