Form 10QSB
period 2001-09-30
EDLAM ACQUISITION CORP
filed 2001-11-19
CIK 1103644

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

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

                         (903) 509-0372
                   (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity. As of September 30, 2001, there were 16,100,000 shares of common stock outstanding.

Transitional Small Business Format:  Yes [ ]  No [X]

                           FORM 10-QSB
                  EDLAM ACQUISITION CORPORATION

                              INDEX
                                                                    Page
PART I.   Item 1.  Financial Information                              3

          Unaudited Condensed Balance Sheets-September 30, 2001       3
           and December 31, 2000

          Unaudited Condensed Statements of Operations for the Three 4 Months and Nine Months Ended March 31,2001 and for the
          Period From Inception on December 23, 1999
          through March 31, 2001

          Unaudited Condensed Statements of Cash flows for the Nine   5
          Months Ended March 31,2001 and for the Period From
          Inception on December 23, 1999 through March 31, 2001

          Notes to Consolidated Financial Statements                  6

          Item  2. Management's Discussion and Analysis              10

PART II.  Other Information                                          11

          Item 6.  Exhibits and Reports on Form 8-K                  11

          Signatures                                                 11

                 PART I.  FINANCIAL INFORMATION
                  Item 1. Financial Statements

                  EDLAM ACQUISITION CORPORATION
                  [A Development Stage Company]

               UNAUDITED CONDENSED BALANCE SHEETS

                             ASSETS

                                       September 30,  December 31,
                                            2001          2000
                                        __________    ___________
CURRENT ASSETS:
  Cash in bank                            $  3,056     $       80
  Receivable from former Subsidiary          9,527              -
                                         _________    ___________
        Total Current Assets                12,583             80
                                         _________    ___________
                                          $ 12,583     $       80
                                         _________    ___________

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                        $  1,815     $      235
  Accrued liabilities                      100,186              -
  Notes Payable                              5,000              -
                                          ________    ___________
        Total Current Liabilities          107,001            235
                                          ________    ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   10,000,000 shares authorized, no
   shares issued and outstanding                 -              -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   16,100,000 and 500,000 shares
   issued and outstanding, respectively     16,100            500
  Capital in excess of par value            88,051          1,500
  Deficit accumulated during the
    development stage                     (198,569)        (2,155)
                                          ________     ___________
     Total Stockholders' Equity (Deficit)  (94,418)          (155)
                                          ________    ___________
                                          $ 12,583     $       80
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

                  EDLAM ACQUISITION CORPORATION
                  [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                                  For the Three           For the Nine        From Inception
                                   Months Ended           Months Ended        on December 23,
                                   September 30,          September 30,       1999 Through
                                 ________________________________________     September 30,
                                 2001        2000      2001          2000          2001
                              _____________________   ______________________    _________
REVENUE                       $       -    $     -    $       -    $       -    $       -

EXPENSES:
  General and Administrative    152,349        150      196,390        1,185      198,545
                                _______        ___      _______        _____      _______
LOSS FROM OPERATIONS           (152,349)      (150)    (196,390)      (1,185)    (198,545)
                                _______        ___      _______        _____      _______
OTHER EXPENSES:
  Interest Expense                  (24)         -          (24)           -          (24)
                                _______        ___      _______        _____      _______
     Total Other Expense            (24)         -          (24)           -          (24)
                                _______        ___      _______        _____      ________
LOSS BEFORE INCOME
  TAXES                        (152,373)      (150)    (196,414)      (1,185)    (198,569)
                                _______        ___      _______        _____      _______

CURRENT TAX EXPENSE                   -          -            -            -            -

DEFERRED TAX EXPENSE                  -          -            -            -            -
                                _______        ___      _______        _____      _______

NET LOSS                     $ (152,373)   $  (150)   $(196,414)   $  (1,185)   $(198,569)
                                _______        ___      _______        _____      _______

LOSS PER COMMON SHARE        $     (.01)   $  (.00)   $    (.01)   $    (.00)   $    (.03)
                                _______        ___      _______        _____      _______

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                  EDLAM ACQUISITION CORPORATION
                  [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                        For the Nine     From Inception
                                                        Months Ended     on December 23,
                                                        September 30,     1999 Through
                                                     ___________________  September 30,
                                                      2001        2000         2001
                                                   __________________________________
Cash Flows Provided by Operating Activities:
 Net loss                                          $(196,414)   $(1,185)   $ (198,569)
 Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
  Noncash expense                                     67,000          -        67,000
  Changes is assets and liabilities:
    Increase (decrease) in accounts payable            1,815       (400)        1,815
    Increase in accounts payable - related party        (235)         -             -
    Increase in accrued liabilities                  100,186          -       100,186
                                                      ______      _____        ______
     Net Cash Used by Operating Activities           (27,648)    (1,585)      (29,568)
                                                      ______      _____        ______
Cash Flows Provided by Investing Activities:
 Loan made to former Subsidiary                       (9,527)         -        (9,527)
                                                       _____      _____        ______
     Net Cash Used by Investing Activities            (9,527)         -        (9,527)
                                                       _____      _____        ______
Cash Flows Provided by Financing Activities:
 Proceeds from issuance of common stock               80,151          -        82,151
 Payments for repurchase of common stock             (45,000)         -       (45,000)
 Proceeds from note payable                            5,000          -         5,000
                                                       _____      _____        ______
     Net Cash Provided by Financing Activities        40,151          -        42,151
                                                       _____      _____        ______
Net Increase (Decrease) in Cash                        2,976     (1,585)        3,056

Cash at Beginning of Period                               80      2,000             -
                                                       _____      _____        ______
Cash at End of Period                              $   3,056    $   415    $    3,056
                                                       _____      _____        ______

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                                        $       -    $     -    $        -
   Income taxes                                    $       -    $     -    $        -

Supplemental Schedule of Non-cash Investing and Financing
Activities:

  For the nine months ended September 30, 2001:
     During January 2001, the Company issued 2,600,000 shares of common stock valued at $.02 per share in connection with employment agreements.
     During January 2001, the Company recorded compensation expense of $15,000 in connection with the issuance of 1,500,000 options issued to officers of the Company at $.01 per share.

  For the nine months ended September 30, 2000:
     None

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                  EDLAM ACQUISITION CORPORATION
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Edlam Acquisition Corporation ("the Company") was organized under the laws of the State of Nevada on December 23, 1999. The Company has not commenced planned principal operations and is considered a development stage company as defined in SFAS No. 7. The Company is seeking potential business ventures. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. During Janurary 2001, Triden Telecom, Inc., acquired approximately a 68% interest in the Company wherein the Company effectively became a subsidiary of Triden through the acquisition of 11,000,000 shares of Parent's common stock. On January 18, 2001, The Company acquired all of the issued and outstanding shares of Digitec Information Systems, Inc. (Subsidiary) organized under the laws of the State of Texas on March 26, 1990. On July 13, 2001 and reflected in the accompanying financial statements, the Company and Subsidiary rescinded the merger. (See
  Note 2)

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30 2001, and results of operations and cash flows for the three and nine months ended September 30, 2001 and 2000 have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's December 31, 2000 audited financial statements. The results of operations for the periods ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". [See Note 9]

  Income  Taxes  -  The  Company  accounts  for  income  taxes   in
  accordance with FASB Statement No. 109, "Accounting for Income Taxes [See Note 6]

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

                  EDLAM ACQUISITION CORPORATION
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125", SFAS No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", and SFAS No. 143, "Accounting for Asset Retirement Obligations", were recently issued. SFAS No. 140, 141, 142, and 143 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - ACQUISITION / RESCISSION

  On January 18, 2001 the Company entered into a Stock Exchange agreement and acquired all of the outstanding shares of Digitec Information Systems, Inc. (Digitec), in a business combination accounted for as a purchase, through the issuance of 1,750,000 common shares of the Company. During July 2001, and reflected in these financial statements, the Company entered into a rescission agreement wherein the Company received back and cancelled the 1,750,000 common shares issued in the acquisition. During May 2001, the Company advanced Digitec $9,527 for operations. As of September 30, 2001, the Company has not received repayment of the advance.

NOTE 3 - ACCRUED LIABILITIES

  Accrued liabilities consist of the following at:
                                                 September 30,
                                                       2001
                                                  _________
                Accrued payroll and payroll taxes $ 100,162
                Accrued interest                         24
                                                  _________
                                                  $ 100,186
                                                  _________


NOTE 4 - STOCKHOLDERS EQUITY

  Preferred Stock - The Company has authorized 10,000,000 share of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2001.

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

  On January 18, 2001 the Company entered into a Stock Exchange agreement and acquired all of the outstanding shares of Digitec Information Systems, Inc. (Digitec), in a business combination accounted for as a purchase through the issuance of 1,750,000 common shares of the Company. During July 2001, and reflected in these financial statements, the Companies entered into a rescission agreement wherein the Company received back and cancelled the 1,750,000 common shares issued in the acquisition. (See Note 2).

  During January 2001, the Company sold 2,500,000 share of common stock to investors for $25,000 ($.01 per share).

                  EDLAM ACQUISITION CORPORATION
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - STOCKHOLDERS EQUITY [Continued]

  During January 2001, the Company issued 2,600,000 shares of common stock valued at $52,000 in connection with employment agreements (See Note 7).

  Stock Options - During January 2001, the Company recorded $15,000 in compensation expense in accordance with Accounting Principle Bulletin No. 25 for 1,500,000 options to purchase common shares at $.01 per share, issued in connections with employment agreements (See Note 7). The options vested immediately and are exercisable through January 5, 2006.

NOTE 5 - RELATED PARTY TRANSACTIONS

  Note Payable - During September 2001, the Company borrowed $5,000 from their Parent company, Triden Telecom, Inc. The note accrues interest at 6% per annum and is due September 1, 2002. As of September 30, 2001, accrued interest amounted to $24.

  Litigation - The Company is currently planning to pursue litigation in regards to a recently failed business acquisition. (See Note 2)

  Line of Credit - The Board of Directors of the Company have approved the extension of a line of credit in the amount up to $150,000 to officers/directors of the Company. As of September 30, 2001, no borrowings have been extended.

NOTE 6 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes [FASB 109]. FASB 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At September 30, 2001 and December 31, 2000, the total of all deferred tax assets were approximately $67,000 and $0 and the total of the deferred tax liabilities were $0 and $0. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws then in effect, the Company's future earnings, and other future events, the effects of which cannot presently be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of $67,000 and $0 as of September 30, 2001 and December 31, 2000, which has been offset against the deferred tax assets. The net increase in the valuation allowance during the nine months ended September 30, 2001 amounted to approximately $67,000.

  As of September 30, 2001, the Company has net tax operating loss [NOL] carryforwards available to offset its future income tax liability. The NOL carryforwards have been used to offset deferred taxes for financial reporting purposes. The Company has federal NOL carryforwards of approximately $81,000 that expire in 2021.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

  Employment agreement - During January, 2001, the Company entered into a five year employment agreement with its newly appointed President. The agreement provides for salaries totaling $100,000 per year increasing 10% per year on the amount received in salary the previous year, a one time payment of $200,000 on the first anniversary of the date of this agreement, the issuance of 1,750,000 shares of common stock valued at $.02 per share, the issuance of 1,000,000 options to purchase the Company's common stock at $.01 per share and a 3% stock bonus as may be determined from time to time by the Board of Directors of the Company, taking into account the performance of the Company in relation to the annual business plan. The agreement also contains a termination with cause provision that would entitle the President to receive one half of the remaining salaries under the agreement if terminated with cause. The President cannot be terminated without cause during the term of the agreement. The employment agreement also provides for disability and death benefits.

                  EDLAM ACQUISITION CORPORATION
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - COMMITMENTS AND CONTINGENCIES [Continued]

  During January 2001, the Company entered into a five year employment agreement with its newly appointed Chief Financial Officer. The agreement provides for salaries totaling $25,000 per year, the issuance of 850,000 shares of common stock valued at $.02 per share, the issuance of 500,000 options to purchase the Company's common stock at $.01 per share. The agreement also contains a termination without cause provision that would entitle the Chief Financial Officer to receive one half of the remaining salaries under the agreement. The employment agreement also provides for disability and death benefits

NOTE 8 - GOING CONCERN

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

NOTE 9 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                  For the Three              For the Nine    From Inception
                                  Months Ended               Months Ended    on December 23,
                                  September 30,              September 30,     1999 Through
                                ___________________________________________    September 30,
                                2001         2000          2001        2000         2001
                            ________________________________________________________________
  Loss from continuing
    operations applicable to
    common shareholders
    (Numerator)              $ (152,373)  $    (150)  $  (196,414)  $  (1,185)  $  (198,569)
                                _______         ___       _______       _____       _______
  Weighted average
    number of common
    outstanding used
    in loss per share
    during the period
    (Denominator)            16,100,000     500,000    14,934,066     500,000    6,590,417
                             __________     _______    __________     _______    __________

  Dilutive earnings (loss) per share was not presented, as its effect is anti-dilutive.

  At September 30, 2001 and 2000, the Company had outstanding common stock purchase options for 1,500,000 and 0 shares, respectively (see Note 4), which were not included in the loss per share computation because their effect would be anti-dilutive.

    Item 2.  Management's Discussion and Analysis or Plan of
                            Operation

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

Results of Operations - Nine Months Ended September 30, 2001

     Edlam had no revenue from continuing operations for the nine-month periods ended September 30, 2001 and 2000.

     Edlam had general and administrative expenses of $196,390 for the nine-month period ended September 30, 2001, and $1,185 for the nine months ended September 30, 2000, which consisted of general corporate administration, executive salaries, legal and professional expenses, and accounting and auditing costs. The substantial increase in expense is attributable to a non-cash expense for common stock issued to executive officers under employment agreements valued at $52,000, a non-cash expense in the amount of $15,000 representing the difference between the exercise price and fair value of shares underlying options issued to executive officers, and $89,381 of accrued and unpaid compensation due executive officers under employment agreements.

     As a result of the foregoing factors, Edlam realized a net loss of $196,414 for the nine months ended September 30, 2001, as compared to a net loss of $1,185 for the nine months ended
September 30, 2000.

Liquidity and Capital Resources

     At September 30, 2001, Edlam had $3,056 in cash, a receivable from Digitec in the amount of $9,527, accounts payable of $1,815, accrued liabilities of $100,186, and notes payable of $5,000. The accrued liabilities include $89,381 due executive officers under employment agreements. Each of the executive officers has agreed to accrue payment of their compensation under their employment agreements until Edlam has the capital resources to pay their compensation.

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

                                   EDLAM ACQUISITION CORPORATION

Date: November 15, 2001            By: /s/ Robert S. Hardy
                                       President and Chief
                                         Executive Officer

Date: November 15, 2001            By: /s/ Holly V. Grant
                                          Chief Financial Officer