Form 10KSB
period 2001-12-31
EDLAM ACQUISITION CORP
filed 2002-07-10
CIK 1103644

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001, or

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

The Registrant's revenues for its most recent fiscal year:  $0

The aggregate market value of voting stock held by non-affiliates:  $0

As of April 16, 2002, the Registrant had outstanding 161,000 shares of common stock, par value $0.001.

Documents incorporated by reference:  None.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                   Page

Part I

1.    Description of Business                                             3

2.    Description of Property                                             6

3.    Legal Proceedings                                                   6

4.    Submission of Matters to a Vote of Security Holders                 6

Part II

5.    Market for Common Equity and Related Stockholder Matters            6

6.    Management's Discussion and Analysis or Plan of Operation           7

7.    Financial Statements                                                8

8.    Changes in and Disagreements with Accountants                       8
      on Accounting and Financial Disclosure

Part III

9.    Directors, Executive Officers, Promoters and Control                8
      Persons; Compliance with Section 16(a) of the Exchange Act

10.   Executive Compensation                                              9

11.   Security Ownership of Certain Beneficial Owners and Management      10

12.   Certain Relationships and Related Transactions                      11

13.   Exhibits and Reports on Form 8-K                                    12

Signatures                                                                13

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

History

     Edlam Acquisition Corporation was incorporated on December 23, 1999 under the laws of the state of Nevada. On January 18, 2001, we issued 110,000 shares of common stock to Triden Telecom, Inc., a Nevada corporation ("Triden"), in exchange for $55,151 cash. Concurrently with the stock sale, we entered into a Stock Exchange Agreement with Digitec Information Systems, Inc., a Texas corporation ("Digitec"), whereby we issued 17,500 shares of common stock to James M. Roberts, Digitec's sole shareholder, in exchange for Mr. Roberts' 1,000 shares of Digitec common stock. Consequently, Digitec became a wholly owned subsidiary of Edlam, and Edlam is a majority owned subsidiary of Triden.

     In July 2001, Edlam and James M. Roberts mutually rescinded the Stock Exchange Agreement whereby Edlam acquired Digitec. Consequently, the 17,500 shares issued in the acquisition were returned to Edlam and cancelled, and all agreements between Edlam and Mr. Roberts were terminated. Prior to the rescission Edlam advanced to Digitec $9,527 for operations. Edlam has pursued repayment of this amount, but has yet to be able to recover the advances.

     Edlam has not engaged in any active business operations since it rescinded the Digitec transaction. Our current operating plan is to engage in the business of reselling of telecommunications systems and services, including, business phone systems, cellular service and equipment, paging, and video conferencing, but we have yet to implement this business. Edlam currently has no commitment or arrangement to participate in a business and may pursue participation in businesses that have no relation to telecommunications. The following is a discussion of how we intend to proceed with the search for, and participation in, a business venture.

Selection of a Business

     Edlam anticipates that businesses for possible acquisition will be referred by various sources, including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. We will not engage in any general solicitation or advertising for a business opportunity, and will rely on personal contacts of our officers and directors and their affiliates, as well as indirect associations between them and other business and professional people. By relying on "word of mouth", we may be limited in the number of potential acquisitions we can identify. While it is not presently anticipated that Edlam will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of Edlam.

     Compensation to a finder or business acquisition firm may take various forms, including one-time cash payments, payments based on a percentage of revenues or product sales volume, payments involving issuance of securities (including those of Edlam), or any combination of these or other compensation arrangements. Consequently, we are currently unable to predict the cost of utilizing such services.

     Edlam is seeking to participate in a business in the telecommunications industry, but may expand its search to other industries, and management reserves the right to evaluate and enter into any type of business in any location. Edlam may participate in a newly organized business venture or a more established company entering a new phase of growth or in need of additional capital to overcome existing financial problems. Participation in a new business venture entails greater risks since in many instances management of such a venture will not have proved its ability, the eventual market of such venture's product or services will likely not be established, and the profitability of the venture will be unproved and cannot be predicted accurately. If we participate in a more established firm with existing financial problems, it may be subjected to risk because our financial resources may not be adequate to eliminate or reverse the circumstances leading to such financial problems.

     In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation in the real value of Edlam.

     The analysis of new businesses will be undertaken by or under the supervision of the officers and directors. In analyzing prospective businesses, management will consider, to the extent applicable, the available technical, financial, and managerial resources; working capital and other prospects for the future; the nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; the potential for growth and expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trade or service marks; name identification; and other relevant factors.

     The decision to participate in a specific business may be based on management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and other factors which are difficult, if not impossible, to analyze through any objective criteria. It is anticipated that the results of operations of a specific firm may not necessarily be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or substantially augment management, and other factors.

     Edlam will analyze all available factors and make a determination based on a composite of available facts, without reliance on any single factor. The period within which Edlam may participate in a business cannot be predicted and will depend on circumstances beyond Edlam's control, including the availability of businesses, the time required for Edlam to complete its investigation and analysis of prospective businesses, the time required to prepare appropriate documents and agreements providing for Edlam's participation, and other circumstances.

Acquisition of a Business

     In implementing a structure for a particular business acquisition, Edlam may become a party to a merger, consolidation, or other reorganization with another corporation or entity; joint venture; license; purchase and sale of assets; or purchase and sale of stock, the exact nature of which cannot now be predicted. Notwithstanding the above, we do not intend to participate in a business through the purchase of minority stock positions.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, we may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter. Although the terms of such registration rights and the number of securities, if any, which may be registered cannot be predicted, it may be expected that registration of securities by Edlam in these circumstances would entail substantial expense to Edlam. The issuance of substantial additional securities and their potential sale into any trading market that may develop in our securities may have a depressive effect on such market.

     While the actual terms of a transaction to which Edlam may be a party cannot be predicted, under certain circumstances the parties to the business transaction may find it desirable to structure the acquisition as a so-called "tax-free" event under sections 351 or 368(a) of the Internal Revenue Code of 1986, (the "Code"). In order to obtain tax-free treatment under section 351 of the Code, it would be necessary for the owners of the acquired business to own 80 percent or more of the voting stock of the surviving entity. In such event, the shareholders of Edlam would retain less than 20 percent of the issued and outstanding shares of the surviving entity. Section 368(a)(1) of the Code provides for tax-free treatment of certain business reorganizations between corporate entities where one corporation is merged with or acquires the securities or assets of another corporation. Generally, Edlam will be the acquiring corporation in such a business reorganization, and the tax-free status of the transaction will not depend on the issuance of any specific amount of Edlam's voting securities.

     Notwithstanding the fact that Edlam is technically the acquiring entity in the foregoing circumstances, generally accepted accounting principles may require that such transaction be accounted for as if Edlam had been acquired by the other entity owning the business and, therefore, will not permit a write-up in the carrying value of the assets of the other company.

     The manner in which Edlam participates in a business will depend on the nature of the business, the respective needs and desires of Edlam and other parties, the management of the business, and the relative negotiating strength of Edlam and such other management.

     Edlam will participate in a business only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms.

Operation of Business After Acquisition

     Edlam's operation following its acquisition of a business will be dependent on the nature of the business and the interest acquired. We are unable to predict whether Edlam will be in control of the business or whether present management will be in control of Edlam following the acquisition. It may be expected that the business will present various risks, which cannot be predicted at the present time.

Governmental Regulation

     It is impossible to predict the government regulation, if any, to which Edlam may be subject until it has acquired an interest in a business. The use of assets and/or conduct of businesses that we may acquire could subject us to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of Edlam, the effects of such government regulation on the prospective business. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.

Competition

     Edlam will be involved in intense competition with other business entities, many of which will have a competitive edge over Edlam by virtue of their stronger financial resources and prior experience in business.

Employees

     Edlam is a development stage company and currently has no employees, other than its two executive officers. Management of Edlam expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any additional employees so long as it is seeking and evaluating businesses. The need for employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business industry.

                         ITEM 2. DESCRIPTION OF PROPERTY

     We have no corporate office space under lease at this time. We currently operate out of space provided by Robert S. Hardy, an officer, director and principal shareholder, at 613 Chase Drive, Tyler, Texas 75771. The costs associated with the use of the telephone and mailing address are deemed by us to be immaterial, as the telephone and mailing address are used almost entirely by our officer for other business purposes. Mr. Hardy is under no legal obligation to provide rent-free office space to Edlam, and we do not pay rent to Mr. Hardy.

                           ITEM 3. LEGAL PROCEEDINGS

     Edlam is not currently a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings have been threatened.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In October 2001, the stockholders of Edlam approved by written majority consent a 100-to-1 reverse stock split in the issued and outstanding shares.

                                     PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There has not been a public trading market for Edlam's common stock since its inception, nor is there any assurance that a trading market for the common stock will be established in the future.

     At April 16, 2001, there were approximately 11 holders of Edlam's 161,000 shares of issued and outstanding common stock, $0.001 par value. All outstanding shares are restricted.

     Edlam has not paid, nor declared, any dividends since its inception and does not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that the corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Years Ended December 31, 2001 and 2000

     Edlam generated no revenue from operations for the last two years. General and administrative expenses were $243,196 in 2001 and $1,605 in 2000. The substantial increase in such expenses is attributable primarily to accrued and unpaid salary to executive officers in the amount of $133,610, and the value of compensation paid to executive officers in the form of stock and options valued at $67,000.

     Due to the foregoing, Edlam realized a net loss of $243,384 in 2001, compared to $1,605 in 2000. Edlam does not expect to generate any revenue unless and until it acquires an interest in an operating company.

Liquidity and Capital Resources

     At December 31, 2001, Edlam had no cash, a receivable from related party of $5,357, and $146,745 in current liabilities giving us a working capital deficit of $141,388. The receivable from related party arose from advances of personal expenses made by Edlam for the benefit of Robert S. Hardy, an officer and director, which is represented by a note bearing interest at six percent per annum payable in monthly installments of $461 commencing in June 2002. Our current liabilities include a note payable to Triden Telecom, Inc., our parent corporation, in the amount of $5,000 bearing interest at six percent per annum due in September 2002, and accrued compensation expense to our executive officers in the amount of $133,610. In 2001 the board of directors also approved a line of credit in the amount of $150,000 to officers and directors of Edlam, but no funds have been advanced under this line of credit.

     Edlam does not have sufficient cash to meet its operational needs for the next twelve months. Management will attempt to raise additional capital through advances from related parties, debt financing, equity financing or a combination of financing options. Currently, there are no understandings, commitments or agreements for such an infusion of capital and there be no assurances to that effect. Unless Edlam can obtain additional financing, its ability to continue as a going concern is doubtful. Our need for capital may change dramatically if and during that period, it acquires an interest in a business opportunity.

     Edlam's current operating plan is to handle the administrative and reporting requirements of a public company, and search for potential businesses, products, technologies and companies for acquisition. At present, Edlam has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that Edlam will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that Edlam would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

Forward-Looking Statements

     When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect Edlam's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis or Plan of Operations," and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

                          ITEM 7. FINANCIAL STATEMENTS

     The financial statements of Edlam appear at the end of this report beginning with the Index to Financial Statements on page 14.

              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

     The following table sets forth the name, age, position, and term of officer for our officers and directors.

Name               Age   Positions                                Since

Robert S. Hardy    42    President, Chief Executive Office and    January 2001
                         Director

Holly V. Grant     28    Chief Financial Officer and Director     March 2001


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

Section 16(a) Beneficial Ownership ReportingCompliance

     Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of Edlam and persons who own more than ten percent of a registered class of Edlam's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to Edlam. Based on the copies of filings received by us, during the most recent fiscal year, the directors, officers, and beneficial owners of more than ten percent of our equity securities registered pursuant to Section 12 of the Exchange Act, have filed on a timely basis, all required Forms 3, 4, and 5 and any amendments thereto.

                         ITEM 10. EXECUTIVE COMPENSATION

Employment Arrangements

     In January 2001, we entered into a five-year employment agreement with Robert S. Hardy and Holly V. Grant, both officers. The material terms of the employment agreements are as follows.

     Robert S. Hardy, President, Chief Executive Officer and Director. Annual compensation to Mr. Hardy is $100,000, which increases annually by 10% over the prior year compensation level. Mr. Hardy received 17,500 shares of common stock as bonus for entering into the agreement, is entitled to receive a $200,000 cash bonus in January 2002, and received an option to purchase 10,000 additional shares of common stock at an exercise price of $1.00 per share that expires in January 2006.

     Holly V. Grant, Chief Financial Officer and Director. Annual compensation to Ms. Grant will be $25,000. Ms. Grant received 8,500 shares of common stock as bonus for entering into the agreement, and received an option to purchase 5,000 additional shares of Edlam common stock at an exercise price of $1.00 per share that expires in January 2006.

Annual Compensation

     During fiscal years 2000 and 1999, no officer or director received any compensation for services rendered to Edlam. The table on the following page sets forth certain information regarding the annual and long-term compensation for services in all capacities to Edlam for the prior fiscal year ended December 31, 2001, for each of the executive officers at the end of the year (collectively, the "Named Executive Officers").

                                                              Long Term
                                    Annual Compensation     Compensation
                                                             Securities
                                                             Underlying
Name and Principal Position  Year  Salary ($)   Bonus($)   Options/SARs (#)
---------------------------  ----  ----------   --------   ----------------

Robert S. Hardy, President   2001   100,000     35,000          10,000
 and Chief Executive Officer

Holly V. Grant, Chief        2001    25,000     17,000           5,000
 Financial Officer

Stock Options

     The following table sets forth certain information with respect to grants of stock options during 2001 to the Named Executive Officers.

                            Number of    % of Total
                            Securities   Options/SARs
                            Underlying    Granted to     Exercise or
Name and Principal           Options     Employees in    Base Price  Expiration
    Position                 Granted     Fiscal Year       ($/Sh)       Date
------------------------    ----------   ------------    ----------- ----------

Robert S. Hardy,              10,000        66.7           $1.00      01/2006
 President and Chief
 Executive Officer

Holly V. Grant, Chief          5,000        33.3           $1.00      01/2006
 Financial Officer

     The following table sets forth certain information with respect to unexercised options held by the Named Executive Officers. No outstanding options held by the Named Executive Officers were exercised in 2001.

                                    Number of Securities
                                   Underlying Unexercised       Value of Unexercised
                                          Options               In-the-Money Options
                                  at Fiscal YearEnd (#) (1)    At Fiscal Year End ($)
Name and Principal Position       Exercisable/Unexercisable   Exercisable/Unexercisable
-----------------------------     -------------------------   -------------------------

Robert S. Hardy,  President            1,000,000 / -0-               -0- / -0-
 and Chief Executive Officer

Holly V. Grant, Chief                   500,000 / -0-                -0- / -0-
 Financial Officer

-------------------------------------------

(1) This value is determined on the basis of the difference between the fair market value of the securities underlying the options and the exercise price at December 31, 2001. There has not been a public trading market for Edlam's common stock since its inception, so the fair market value at December 31, 2001, is $0.00.

            ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

     The following table sets forth as of February 15, 2002, the number and percentage of the 161,000 shares of outstanding common stock which, according to the information supplied to Edlam, were beneficially owned by (i) each person who is currently a director and nominee director, (ii) each executive officer,
(iii) all current directors and nominee directors as a group and (iv) each person who, to the knowledge of Edlam, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                           Number of             Percent
Name and Address                             Shares            of Class (1)

Triden Telecom, Inc. (2)                    110,000                68.3
613 Chase Drive
Tyler, TX 75701

Robert S. Hardy (2)(3)(4)                    13,750                80.4
613 Chase Drive
Tyler, TX 75701

Holly V. Grant (3)(4)                        13,500                 8.1
613 Chase Drive
Tyler, TX 75701

All officers and directors
  as a Group (3 persons)                    151,000                85.8

(1) These figures represent the percentage of ownership of the named individuals assuming each of them alone has exercised any options held, and percentage ownership of all officers and directors as a group assuming all purchase rights held by such individuals are exercised.

(2) These figures include 110,000 shares held of record by Triden. Robert S. Hardy is an officer and director of Triden and may be deemed to have shared voting and investment control over the shares.

(3) These persons are all of the officers or directors of Edlam.

(4) The figure for Mr. Hardy includes an option to purchase 10,000 shares of common stock at an exercise price of $1.00 per share that expires in January 2006. The figure for Ms. Grant includes an option to purchase 5,000 shares of common stock at an exercise price of $1.00 per share that expires in January 2006.

            ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We currently operate out of space provided by Robert S. Hardy, an officer, director and principal shareholder, at 613 Chase Drive, Tyler, Texas 75771. The costs associated with the use of the telephone and mailing address are deemed by us to be immaterial, as the telephone and mailing address are used almost entirely by our officer for other business purposes. Mr. Hardy is under no legal obligation to provide rent-free office space to Edlam, and we do not pay rent to Mr. Hardy.

     During 2001 Edlam made advances for payment of personal expenses for the benefit of Robert S. Hardy, an officer and director, which is represented by a note bearing interest at six percent per annum payable in monthly installments of $461 commencing in June 2002.

     During September 2001, Edlam borrowed $5,000 from its parent company, Triden Telecom, Inc. The note accrues interest at six percent per annum and is due September 1, 2002.

     The Board of Directors of Edlam, Robert S. Hardy and Holly V. Grant, approved the extension of a line of credit to themselves as officers/directors of Edlam in the amount of $150,000. This line of credit has not been memorialized in any written agreement and Edlam advanced no funds under the line of credit as of December 31, 2001.

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

     Edlam filed no reports on Form 8-K during the last calendar quarter of 2001.

Exhibits

Exhibit No.                      Title of Document                     Location

3.1           Articles of Incorporation                                   (1)
3.2           Bylaws                                                      (1)
10.1          Employment Agreement with Robert S. Hardy dated             (2)
                January 18, 2001
10.2          Employment Agreement with Holly V. Grant dated              (2)
                January 18, 2001
10.3          Edlam's Stock Option Agreement with Robert S. Hardy         (3)
10.4          Edlam's Stock Option Agreement with Holly V. Grant          (3)

---------------------------------

(1) The Articles of Incorporation and Bylaws are included as Exhibits 2.01 and 2.02, respectively, to the registration statement on Form 10-SB filed by Edlam with the SEC January 25, 2000, and are incorporated herein by this reference.

(2) The Employment Agreement of Robert S. Hardy is included as Exhibit 10.1 and the Employment Agreement of Holly V. Grant is included as Exhibit 10.2 to Amendment No. 1 to the current report on Form 8-K filed by Edlam with the SEC April 3, 2001, and are incorporated herein by this reference.

(3) The Stock Option Agreement of Robert S. Hardy is included as Exhibit 10.5 and the Stock Option Agreement of Holly V. Grant is included as Exhibit 10.6 to annual report on Form 10-KSB for the year ended December 31, 2000, filed by Edlam with the SEC April 20, 2001, and are incorporated herein by this reference.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EDLAM ACQUISITION CORPORATION


Date: April 17, 2002                      /s/ Robert S. Hardy
                                          President and Chief Executive Officer


Date: April 17, 2002                      /s/ Holly V. Grant
                                          Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 17, 2002                     /s/ Robert S. Hardy, Director


Date: April 17, 2002                     /s/ Holly V. Grant, Director

                          EDLAM ACQUISITION CORPORATION
                          [A Development Stage Company]




                                      INDEX

                                                                      PAGE

          --    Independent Auditors' Report


          --    Balance Sheet, December 31, 2001


          --    Statements of Operations, for the years ended December 31, 2001 and 2000 and for the period from inception on December 23, 1999 through December 31, 2001


          --    Statement of Stockholders' Equity, from inception on December
                 23, 1999 through December 31, 2001


          --    Statements of Cash Flows, for the years ended December 31, 2001 and 2000 and for the period from inception on December 23, 1999 through December 31, 2001

          --    Notes to Financial Statements

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
EDLAM ACQUISITION CORPORATION
Salt Lake City, Utah

We have audited the accompanying balance sheet of Edlam Acquisition Corporation [a development stage company] at December 31, 2001 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000 and for the period from inception on December 23, 1999 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Edlam Acquisition Corporation [a development stage company] as of December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and for the period from inception on December 23, 1999 through December 31, 2001 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Edlam Acquisition Corporation will continue as a going concern. As discussed in Note 9 to the financial statements, Edlam Acquisition Corporation has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




PRITCHETT, SILER & HARDY, P.C.

March 25, 2002
Salt Lake City, Utah

                          EDLAM ACQUISITION CORPORATION
                          [A Development Stage Company]

                                  BALANCE SHEET



                                     ASSETS


                                                                  December 31,
                                                                      2001
                                                                  ------------
CURRENT ASSETS:
   Receivable from related party, net                             $      5,357
                                                                  ------------
          Total Current Assets                                           5,357
                                                                  ------------
                                                                  $      5,357
                                                                  ------------


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
   Bank overdraft                                                 $        190
   Accounts payable                                                      7,195
   Advances - related party                                                750
   Accrued expenses                                                    133,610
   Note payable - related party                                          5,000
                                                                  ------------
          Total Current Liabilities                                    146,745
                                                                  ------------

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $.001 par value,
     10,000,000 shares authorized,
     no shares issued and outstanding                                        -
   Common stock, $.001 par value,
     50,000,000 shares authorized,
     161,000 shares issued and
     outstanding                                                           161
   Capital in excess of par value                                      103,990
   Deficit accumulated during the
     development stage                                                (245,539)
                                                                  ------------
          Total Stockholders' Equity (Deficit)                        (141,388)
                                                                  ------------
                                                                  $      5,357
                                                                  ------------




    The accompanying notes are an integral part of this financial statement.

                          EDLAM ACQUISITION CORPORATION
                          [A Development Stage Company]

                            STATEMENTS OF OPERATIONS



                                                   For the       From Inception
                                                 Year Ended      on December 23,
                                                December 31,      1999 through
                                             ___________________  December 31,
                                               2001       2000        2001
                                             --------   --------    --------

REVENUE                                     $       -  $       -   $       -

EXPENSES:
   General and administrative                 243,196      1,605     245,351
                                             --------   --------    --------

LOSS FROM OPERATIONS                         (243,196)    (1,605)   (245,351)
                                             --------   --------    --------
OTHER INCOME (EXPENSE)
   Interest expense                              (188)         -        (188)
                                             --------   --------    --------

       Total Other Income (Expense)              (188)         -        (188)
                                             --------   --------    --------
LOSS BEFORE INCOME TAXES                     (243,384)    (1,605)   (245,539)

CURRENT TAX EXPENSE                                 -          -           -

DEFERRED TAX EXPENSE                                -          -           -
                                             --------   --------    --------

NET LOSS  $                                  (243,384) $  (1,605)  $(245,539)
                                             --------   --------    --------

LOSS PER COMMON SHARE                       $   (1.60) $    (.32)  $   (3.16)
                                             --------   --------    --------





   The accompanying notes are an integral part of these financial statements.

                          EDLAM ACQUISITION CORPORATION
                          [A Development Stage Company]

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                 FROM THE DATE OF INCEPTION ON DECEMBER 23, 1999

                            THROUGH DECEMBER 31, 2001

                                                                                      Deficit
                                                                                    Accumulated
                                    Preferred Stock      Common Stock    Capital in During the
                                -------------------- ------------------- Excess of  Development
                                   Shares    Amount    Shares   Amount   Par Value     Stage
                                ---------- --------- --------- --------- ---------- -----------
BALANCE, December 23,
  1999                                   - $       -         -  $      - $       -  $        -

Issuance of common stock
 for cash at  $.40 per share,
 December, 1999                          -         -     5,000         5     1,995           -

Net loss for the period ended
 December 31, 1999                       -         -         -         -         -        (550)
                                ---------------------------------------------------------------
BALANCE, December 31,
 1999                                    -         -     5,000         5     1,995        (550)

Net loss for the year ended
 December 31, 2000                       -         -         -         -         -      (1,605)
                                ---------------------------------------------------------------
BALANCE, December 31,
 2000                                    -         -     5,000         5     1,995      (2,155)

Issuance of common stock
 for cash at  $.50 per share,
 January 2001                            -         -   110,000       110    55,041           -

Issuance of common stock
 for non-cash expenses valued at
 $2.00 per share, January 2001           -         -    26,000        26    51,974           -

Repurchase and cancellation of
 common stock for cash at  $9.00
 per share, January, 2001                -         -    (5,000)       (5)  (44,995)          -

Issuance of common stock
 for cash at  $1.00 per share,
 January 2001                            -         -    25,000        25    24,975           -

                                   [Continued]

                          EDLAM ACQUISITION CORPORATION
                          [A Development Stage Company]

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                        FROM THE DATE OF INCEPTION ON DECEMBER 23, 1999

                            THROUGH DECEMBER 31, 2001

                                   [Continued]

                                                                                      Deficit
                                                                                    Accumulated
                                    Preferred Stock      Common Stock    Capital in During the
                                -------------------- ------------------- Excess of  Development
                                   Shares    Amount    Shares   Amount   Par Value     Stage
                                ---------- --------- --------- --------- ---------- -----------
Granting of options to purchase
 common stock at  $1.00 per
 share, January 2001                     -         -         -         -    15,000           -

Net loss for the year ended
  December 31, 2001                      -         -         -         -         -    (243,384)
                                ---------------------------------------------------------------
BALANCE, December 31,
  2001                                   - $       -   161,000 $     161 $ 103,990  $ (245,539)
                                ---------------------------------------------------------------













   The accompanying notes are an integral part of these financial statements.

                          EDLAM ACQUISITION CORPORATION
                          [A Development Stage Company]

                            STATEMENTS OF CASH FLOWS

                         NET INCREASE (DECREASE) IN CASH

                                                    For the      From Inception
                                                  Year Ended     on December 23,
                                                 December 31,      1999 through
                                             --------------------  December 31,
                                                2001      2000        2001
                                             ---------- --------- --------------

Cash Flows Provided by Operating Activities:
  Net loss                                   $(243,384) $ (1,605) $    (245,539)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
    Allowance for uncollectible receivable       9,527         -          9,527
    Non-cash expense                            67,000         -         67,000
    Changes is assets and liabilities:
      (Increase) in related party receivable    (5,357)        -         (5,357)
      Increase in accounts payable               7,195      (550)         7,195
      Increase in accrued liabilities          133,610         -        133,610
      Increase in accounts payable -
       related party                               515       235            750
                                             ---------- --------- --------------
    Net Cash (Used) by Operating Activities    (30,894)   (1,920)       (32,814)
                                             ---------- --------- --------------
Cash Flows Provided by Investing Activities          -         -              -
                                             ---------- --------- --------------
  Advances to former subsidiary                 (9,527)        -         (9,527)
                                             ---------- --------- --------------
   Net Cash Provided by Investing Activities    (9,527)        -         (9,527)
                                             ---------- --------- --------------
Cash Flows Provided by Financing Activities:

  Increase in bank overdraft                       190         -            190
  Proceeds from note payable - related party     5,000         -          5,000
  Proceeds from issuance of common stock        80,151     2,000         82,151
  Repurchase of common stock                   (45,000)        -        (45,000)
                                             ---------- --------- --------------
   Net Cash Provided by Financing Activities    40,341     2,000         42,341
                                             ---------- --------- --------------
Net Increase (Decrease) in Cash                    (80)       80              -

Cash at Beginning of Period                         80         -              -
                                             ---------- --------- --------------
Cash at End of Period                        $       -  $     80  $           -
                                             ---------- --------- --------------






                                   [Continued]

                          EDLAM ACQUISITION CORPORATION
                          [A Development Stage Company]

                            STATEMENTS OF CASH FLOWS

                                   [Continued]

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                                $       -    $       -   $       -
    Income taxes                            $       -    $       -   $       -

Supplemental Schedule of Noncash Investing and Financing Activities:

   For the year ended December 31, 2001:
     In October 2001, the Company effected a 1-for-100 reverse stock split.

     In January 2001, the Company issued 26,000 shares of common stock for non-cash services valued at $52,000, or $2.00 per share.

     In January 2001, the Company granted options to purchase 15,000 shares of common stock at $1.00 per share. The beneficial feature of $15,000 was expensed and an increase to additional paid in capital recorded.

   For the year ended December 31, 2000:
     None











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

     During January 2001, Triden Telecom, Inc., acquired an approximately 68% interest in the Company wherein the Company effectively became a subsidiary of Triden through the acquisition of 110,000 shares of the Company's common stock.

     On January 18, 2001, the Company acquired all of the issued and outstanding shares of Digitec Information Systems, Inc. ("Subsidiary") which was organized under the laws of the State of Texas on March 26, 1990. On July 13, 2001 and reflected in the accompanying financial statements, the Company and Subsidiary rescinded the merger. [See Note 2]

     Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". [See Note 10]

     Income Taxes - The Company accounts for income taxes in accordance with FASB Statement No. 109, "Accounting for Income Taxes [See Note 7]

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

     Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", were recently issued. SFAS No. 141, 142, 143 and 144 have no current applicability to the Company or their effect on the financial statements would not have been significant.

     Restated financial statements - In October 2001, the Company effected a 1-for-100 reverse stock split. These financial statements have been restated to reflect this stock split for all periods presented.

     Change in control - In January 2001, the Company issued 110,000 shares of common stock for cash. This represented a change in control of the Company. The former officers/directors resigned and new officers/directors were elected.

                          EDLAM ACQUISITION CORPORATION
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

     Stock Based Compensation - The Company accounts for its stock based compensation in accordance with Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation." This statement establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation. However, companies are permitted to continue applying previous accounting standards in the determination of net income with disclosure in the notes to the financial statements of the differences between previous accounting measurements and those formulated by the new accounting standard. The Company has adopted the disclosure only provisions of SFAS No. 123, and accordingly, the Company has elected to determine net income using previous accounting standards. Equity instruments issued to non-employees are valued based on the fair value of the services received or the fair value of the equity instruments given up which ever is more reliably measurable.

NOTE 2 - ACQUISITION / RESCISSION

     On January 18, 2001 the Company entered into a Stock Exchange agreement and acquired all of the outstanding shares of Digitec Information Systems, Inc. (Digitec), in a business combination accounted for as a purchase, through the issuance of 17,500 common shares of the Company. During July 2001, and reflected in these financial statements, the Company entered into a rescission agreement wherein the Company received back and cancelled the 17,500 common shares issued in the acquisition. During May 2001, the Company advanced Digitec $9,527 for operations. At December 31, 2001, the Company had not received repayment of the advance and established an allowance of $9,527 for uncollectible receivables. [See Note 3]

NOTE 3 - NOTES RECEIVABLE - RELATED PARTY

     The Company had made advances related to an acquisition which was later rescinded [See Note 2]. At December 31, 2001, a balance of $9,527 was due. The Company has established an allowance for uncollectible receivables of $9,527 at December 31, 2001.

     During the year ended December 31, 2001, the Company had paid $5,357 for the personal expenses of an officer of the Company. The officer signed a note and agreed to repay the Company. The terms of the note include monthly payments of $461 beginning in June 2002 with interest of six percent on the outstanding balance.

NOTE 4 - ACCRUED LIABILITIES

     Accrued liabilities consist of the following at:

                                                            December 31,
                                                                2001
                                                          ---------------
                    Accrued payroll and payroll taxes     $      133,422
                    Accrued interest                                 188
                                                          ---------------
                                                          $      133,610
                                                          ---------------

     In January 2001, the Company entered into employment agreements with two of its officers. One agreement stated that the officer is to receive a base salary of $100,000 per annum. The second agreement stated the officer is to receive a base salary of $25,000 per annum. The accrued payroll and payroll taxes relate to the unpaid compensation according to the employment agreements.

                          EDLAM ACQUISITION CORPORATION
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 5 - STOCKHOLDERS EQUITY

     Preferred Stock - The Company has authorized 10,000,000 share of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2001.

     Common Stock - The Company has authorized 50,000,000 shares of common stock, $.001 par value. At December 31, 2001, 161,000 shares of common stock were issued and outstanding.

     During December 1999, in connection with its organization, the Company issued 5,000 shares of its previously authorized, but unissued common stock. The shares were issued for cash of $2,000, or $.40 per share.

     During January 2001, Triden Telecom, Inc., purchased 110,000 shares of the Company's common stock for $55,151, or $.50 per share. As a negotiated element of the stock sale the Company agreed to redeem from its pre-existing stockholders, on a pro rata basis, 5,000 shares of the Company's common stock at a total redemption price of $45,000, or $9.00 per share. The sale resulted in a change in control of the Company wherein the Company became a majority owned subsidiary of Triden Telecom, Inc. The former officers of the Company resigned and new officers were appointed.

     On January 18, 2001 the Company entered into a Stock Exchange agreement and acquired all of the outstanding shares of Digitec Information Systems, Inc. (Digitec), in a business combination accounted for as a purchase through the issuance of 17,500 common shares of the Company. During July 2001, and reflected in these financial statements, the Companies entered into a rescission agreement wherein the Company received back and cancelled the 17,500 common shares issued in the acquisition. [See Note 2].

     During January 2001, the Company sold 25,000 shares of common stock to investors for $25,000, or $1.00 per share.

     During January 2001, the Company issued 26,000 shares of common stock valued at $52,000, or $2.00 per share, in connection with employment agreements [See Note 8].

     Stock Options - During January 2001, in accordance with Accounting Principles Board Opinion No. 25, the Company recorded $15,000 in compensation expense for options to purchase 15,000 (post-split) shares of common stock at $1.00 per share, issued in connection with employment agreements [See Note 8]. The options vested immediately and are exercisable through January 5, 2006. The options may only be exercised in lots of 1,000 or more.

                          EDLAM ACQUISITION CORPORATION
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 5 - STOCKHOLDERS EQUITY [Continued]

     A summary of the status of the options granted under the stock option plan and other agreements at December 31, 2001, and changes during the year then ended are presented in the table below:
                                                                Weighted Average
                                                        Shares   Exercise Price
                                                    ------------ ------------
            Outstanding at beginning of period                 -  $         -
            Granted                                       15,000         1.00
            Exercised                                          -            -
            Forfeited                                          -            -
            Expired                                            -            -
                                                    ------------ ------------
            Outstanding at end of period                  15,000  $      1.00
                                                    ------------ ------------
            Exercisable at end of period                  15,000  $      1.00
                                                    ------------ ------------
            Weighted average fair value
             of options granted                           15,000  $      1.21
                                                    ------------ ------------

     The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model, with the following weighted-average assumptions used for grants during the year ended December 31, 2001: risk-free interest rate of 4.8%, expected dividend yield of zero, expected life of five years, and expected volatility of zero%.

                           Options Outstanding                    Options Exercisable
                --------------------------------------------- ----------------------------
                            Weighted-Average Weighted-Average             Weighted-Average
   Range of       Number       Remaining        Exercise        Number       Exercise
Exercise Prices Outstanding Contractual Life      Price       Exercisable      Price
--------------- ----------- ---------------- ---------------- ----------- ----------------
$          1.00      15,000       4.00 years $           1.00      15,000 $           1.00

                          EDLAM ACQUISITION CORPORATION
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 5 - STOCKHOLDERS EQUITY [Continued]

     Stock Options - During the period presented in the accompanying financial statements, the Company has granted options under employment agreements. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123. "Accounting for Stock-Based Compensation." Accordingly, only the beneficial price of the option has been expensed.

     Had compensation cost for the Company's stock option plan and other options issued to employees been determined on the fair value at the grant date during the period ended December 31, 2001 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced as reflected in the proforma amounts below:

                                                   For the       From Inception
                                                 Year Ended      on December 23,
                                                December 31,      1999 through
                                             -------------------  December 31,
                                               2001       2000        2001
                                             --------   --------    --------

       Net loss
            As reported                     $(243,384) $  (1,605)  $(245,539)
            Proforma                         (246,586)    (1,605)   (248,741)

       Loss per common share
            As reported                     $   (1.60) $    (.32)  $   (3.16)
            Proforma                        $   (1.62) $    (.32)  $   (3.20)


NOTE 6 - RELATED PARTY TRANSACTIONS

     Notes receivable - During the year ended December 31, 2001, the Company paid $5,357 of personal expenses of an officer. The officer agreed to repay the Company with interest beginning in June 2002. [See Note 3]

     Note Payable - During September 2001, the Company borrowed $5,000 from their Parent company, Triden Telecom, Inc. The note accrues interest at 6% per annum and is due September 1, 2002. As of December 31, 2001, accrued interest amounted to $188.

     Line of Credit - The Board of Directors  of the Company  have  approved the extension of a line of credit in the amount up to $150,000 to officers/directors of the Company. As of December 31, 2001, no borrowings have been extended.

                          EDLAM ACQUISITION CORPORATION
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At December 31, 2001 and 2000, the total of all deferred tax assets were approximately $46,000 and $0, respectively and the total of the deferred tax liabilities were $0 and $0, respectively. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws then in effect, the Company's future earnings, and other future events, the effects of which cannot presently be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of $46,000 and $0 as of December 31, 2001 and 2000, which has been offset against the deferred tax assets. The net increase in the valuation allowance during the year ended December 31, 2001 amounted to approximately $46,000.

     As of December 31, 2001, the Company has net operating loss [NOL] carryforwards available to offset its future income tax liability. The NOL carryforwards have been used to offset deferred taxes for financial reporting purposes. The Company has federal NOL carryforwards of approximately $230,000 that expire in 2021.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

     Employment agreement - During January, 2001, the Company entered into a five year employment agreement with its newly appointed President. The agreement provides for salaries totaling $100,000 per year increasing 10% per year on the amount received in salary the previous year, a one time payment of $200,000 on the first anniversary of the date of this agreement, the issuance of 17,500 shares of common stock valued at $2.00 per share, the granting of options to purchase 10,000 shares of common stock at $1.00 per share (restated for stock split - the original pre-split amounts were 1,000,000 shares at $.01) and a 3% stock bonus as may be determined from time to time by the Board of Directors of the Company, taking into account the performance of the Company in relation to the annual business plan. The agreement also contains a termination with cause provision that would entitle the President to receive one half of the remaining salaries under the agreement if terminated with cause. The President cannot be terminated without cause during the term of the agreement. The employment agreement also provides for disability and death benefits.

     During January 2001, the Company entered into a five-year employment agreement with its newly appointed Chief Financial Officer. The agreement provides for salaries totaling $25,000 per year, the issuance of 8,500 shares of common stock valued at $2.00 per share, the granting of options to purchase 5,000 shares of common stock at $1.00 per share (restated for stock split - the original pre-split amounts were 500,000 shares at $.01). The agreement also contains a termination without cause provision that would entitle the Chief Financial Officer to receive one half of the remaining salaries under the agreement if terminated without cause. The employment agreement also provides for disability and death benefits

                          EDLAM ACQUISITION CORPORATION
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 9 - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception, has current liabilities in excess of current assets and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 10 - LOSS PER SHARE

     The following data show the amounts used in computing loss per share for the periods presented:
                                                   For the       From Inception
                                                 Year Ended      on December 23,
                                                December 31,      1999 through
                                            ---------------------   December 31,
                                               2001       2000         2001
                                            ---------- ----------  ------------

      Loss from continuing operations
      available to common shareholders
      (numerator)                           $(243,384) $  (1,605)  $   (245,539)
                                            ---------- ----------  ------------
      Weighted average number of
      common shares outstanding used
      in loss per share for the period
      (denominator)                           152,279      5,000         77,743
                                            ---------- ----------  ------------

     Dilutive earnings (loss) per share was not presented, as its effect is anti-dilutive.

     At December 31, 2001, the Company had options outstanding to purchase 15,000 shares of common stock at $1.00 per share [See Note 5], which were not included in the loss per share computation because their effect would be anti-dilutive. There were no options outstanding at December 31, 2000.