Form 10QSB
period 2002-03-31
EDLAM ACQUISITION CORP
filed 2002-07-17
CIK 1103644

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No []

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity. As of March 31, 2002, there were 161,000 shares of common stock outstanding.

Transitional Small Business Format:  Yes [  ]  No [X]

                                   FORM 10-QSB
                          EDLAM ACQUISITION CORPORATION

                                      INDEX
                                                                            Page
PART I.   Item 1.  Financial Information                                       3

          Unaudited Condensed Balance Sheets - March 31, 2002                  3
          and December 31, 2001

          Unaudited Condensed Statements of Operations for the Three           4
          Months Ended March 31, 2002 and 2001 and for the Period From
          Inception on December 23, 1999 through March 31, 2002

          Unaudited Condensed Statements Of Comprehensive Income (Loss)        5
          for the Three Months Ended March 31, 2002 and 2001, and for the
          Period From Inception on December 23, 1999 through March 31, 2002

          Unaudited Condensed Statements of Cash Flows for the Nine Months     6
          Ended March 31, 2002 and 2001 and for the Period From Inception on December 23, 1999 through March 31, 2002

          Notes to Consolidated Financial Statements                           8

          Item 2.  Management's Discussion and Analysis                       15

PART II.  Other Information                                                   16

          Item 6.  Exhibits and Reports on Form 8-K                           16

          Signatures                                                          16

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                          EDLAM ACQUISITION CORPORATION
                          [A Development Stage Company]

                       UNAUDITED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                  March 31,       December 31,
                                                    2002              2001
                                                 -----------       -----------
CURRENT ASSETS:
   Cash in bank                                 $         14      $          -
   Marketable securities                               8,940                 -
   Receivable - related party                          5,357             5,357
                                                 -----------       -----------
          Total Current Assets                  $     14,311      $      5,357
                                                 -----------       -----------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Bank overdraft                               $          -      $        190
   Accounts payable                                    7,919             7,195
   Advances - related party                           19,049               750
   Accrued liabilities                               369,574           133,610
   Notes payable - related party                       5,000             5,000
                                                 -----------       -----------
          Total Current Liabilities                  401,542           146,745
                                                 -----------       -----------
STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $.001 par value, 10,000,000
     shares authorized, no shares issued and outstanding   -                 -
   Common stock, $.001 par value, 50,000,000
     shares authorized,161,000 and 161,000
     shares issued and outstanding                       161               161
   Capital in excess of par value                    103,990           103,990
   Unrealized holding (loss)                          (5,960)                -
   Accumulated deficit                              (485,422)         (245,539)
                                                 -----------       -----------
          Total Stockholders' Equity (Deficit)      (387,231)         (141,388)
                                                 -----------       -----------
                                                $     14,311      $      5,357
                                                 -----------       -----------







     Note: The balance sheet at December 31, 2001 was taken from the audited financial statements at that date and condensed.

    The accompanying notes are an integral part of these unaudited condensed financial statements.

                          EDLAM ACQUISITION CORPORATION
                          [A Development Stage Company]

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                For the Three    From Inception
                                                Months Ended     on December 23,
                                                  March 31,       1999 through
                                             -------------------    March 31,
                                               2002       2001        2002,
                                             --------   --------    --------

REVENUE                                     $       -  $       -   $       -

EXPENSES:
   General and administrative                 239,819    110,707     485,170
                                             --------   --------    --------

LOSS FROM OPERATIONS                         (239,819)  (110,707)   (485,170)
                                             --------   --------    --------
OTHER INCOME (EXPENSE)
   Interest income                                  1          -           1
   Interest expense                               (65)         -        (253)
                                             --------   --------    --------

       Total Other Income (Expense)               (64)         -        (252)
                                             --------   --------    --------
LOSS BEFORE INCOME TAXES                     (239,883)  (110,707)   (485,422)

CURRENT TAX EXPENSE                                 -          -           -

DEFERRED TAX EXPENSE                                -          -           -
                                             --------   --------    --------

NET LOSS                                    $(239,883) $(110,707)  $(485,422)
                                             ========   ========    ========

LOSS PER COMMON SHARE                       $   (1.49) $    (.88)  $   (6.24)
                                             ========   ========    ========




         The accompanying notes are an integral part of these financial statements.

                          EDLAM ACQUISITION CORPORATION
                          [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                For the Three    From Inception
                                                Months Ended     on December 23,
                                                  March 31,       1999 through
                                             -------------------   March 31,
                                               2002       2001        2002,
                                             --------   --------   ---------

NET (LOSS)                                 $(239,883)  $(110,707) $ (485,422)

OTHER COMPREHENSIVE INCOME (LOSS):

   Unrealized holding (loss)
     marketable securities                    (5,960)          -      (5,960)

   Plus: reclassification adjustment for
     losses included in net income                 -           -           -
                                             --------   --------   ---------
COMPREHENSIVE INCOME (LOSS)                $(245,843)  $(110,707) $ (491,382)
                                             ========   ========   =========











         The accompanying notes are an integral part of these financial statements.

                          EDLAM ACQUISITION CORPORATION
                          [A Development Stage Company]

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                         NET INCREASE (DECREASE) IN CASH

                                                         For the Three      From Inception
                                                         Months Ended       on December 23,
                                                           March 31,         1999 through
                                                    -----------------------     March 31,
                                                       2002         2001        2002
                                                    ----------   ----------  ----------

Cash Flows Provided by Operating Activities:
  Net loss                                          $(239,883)   $(110,707)  $(485,422)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
   Allowance for uncollectible receivable                   -            -       9,527
   Non-cash expense                                         -       67,000      67,000
   Changes is assets and liabilities:
      (Increase) in related party receivable                -            -      (5,357)
      Increase in accounts payable                        724            -       7,919
      Increase in accrued liabilities                 235,964       32,882     369,574
      Increase in accounts payable - related party      3,399            -       4,149
                                                    ----------   ----------  ----------
   Net Cash (Used) by Operating Activities                204      (10,825)    (32,610)
                                                    ----------   ----------  ----------
Cash Flows Provided by Investing Activities:

  Advances to former subsidiary                             -            -      (9,527)
  Investment in marketable securities                 (14,900)           -     (14,900)
                                                    ----------   ----------  ----------
   Net Cash Provided by Investing Activities          (14,900)           -     (24,427)
                                                    ----------   ----------  ----------
Cash Flows Provided by Financing Activities:

  Increase in bank overdraft                             (190)           -           -
  Proceeds from advances - related party               14,900            -      14,900
  Proceeds from note payable - related party                             -       5,000
  Proceeds from issuance of common stock                    -       80,151      82,151
  Repurchase of common stock                                -      (45,000)    (45,000)
                                                    ----------   ----------  ----------
   Net Cash Provided by Financing Activities           14,710       35,151      57,051
                                                    ----------   ----------  ----------
Net Increase (Decrease) in Cash                            14       24,326          14

Cash at Beginning of Period                                 -           80           -
                                                    ----------   ----------  ----------
Cash at End of Period                               $      14    $  24,406   $      14
                                                    ==========   ==========  ==========


                                   [Continued]

                          EDLAM ACQUISITION CORPORATION
                          [A Development Stage Company]

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                   [Continued]

                                              For the Three      From Inception
                                              Months Ended       on December 23,
                                                March 31,         1999 through
                                           --------------------     March 31,
                                            2002        2001          2002
                                           --------    --------     --------

Supplemental Disclosures of Cash Flow
 Information:

  Cash paid during the period for:
    Interest                               $      -    $     -      $      -
    Income taxes                           $      -    $     -      $      -

Supplemental Schedule of Noncash Investing and Financing Activities:

   For the period ended March 31, 2002:
     The Company recorded an unrealized loss of $5,960 on marketable securities held for sale.

   For the period ended March 31, 2001:
     In January 2001, the Company issued 26,000 shares of common stock for non-cash services valued at $52,000, or $2.00 per share.

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

                UNAUDITED CONDENSED NOTES TO FINANCIAL STATEMENTS

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

     During Janurary 2001, Triden Telecom, Inc., acquired an approximately 68% interest in the Company wherein the Company effectively became a subsidiary of Triden through the acquisition of 110,000 shares of the Company's common stock.

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

     Marketable Securities - Investments in available-for-sale securities are carried at fair value. Unrealized gains and losses, net of the deferred tax effects, are included as a separate element of stockholders' equity. Realized gains and losses are based on the difference between sales price and actual cost of the securities and are included in earnings.

     Restated financial statements - reverse stock split -In October 2001, the Company effected a 1-for-100 reverse stock split. These financial statements have been restated to reflect this stock split for all periods presented.

                          EDLAM ACQUISITION CORPORATION
                          [A Development Stage Company]

                UNAUDITED CONDENSED NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

     Restated financial statements - rescinded merger- For the three months ended March 31, 2001, the Company reported on a consolidated basis. The Company rescinded the merger agreement with Digitec In July 2001. The Company has restated its statements of operations and statements of cash flows for the three months ended March 31, 2001 to reflect the rescission.

     Comprehensive Income - The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income."

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

     Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and 2001 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

NOTE 2 - ACQUISITION / RESCISSION

     On January 18, 2001 the Company entered into a Stock Exchange agreement and acquired all of the outstanding shares of Digitec Information Systems, Inc. (Digitec), in a business combination accounted for as a purchase, through the issuance of 17,500 common shares of the Company. During July 2001, and reflected in these financial statements, the Company entered into a rescission agreement wherein the Company received back and cancelled the 17,500 common shares issued in the acquisition. During May 2001, the Company advanced Digitec $9,527 for operations. At March 31, 2002, the
     Company had not received repayment of the advance and established an allowance of $9,527 for uncollectible receivables. [See Note 3]

                          EDLAM ACQUISITION CORPORATION
                          [A Development Stage Company]

                UNAUDITED CONDENSED NOTES TO FINANCIAL STATEMENTS

NOTE 3 - NOTES RECEIVABLE - RELATED PARTY

     The Company had made advances related to an acquisition which was later rescinded [See Note 2]. At March 31, 2002, a balance of $9,527 was due. The Company has established an allowance for uncollectible receivables of $9,527 at March 31, 2002.

     During the year ended December 31, 2001, the Company had paid $5,357 for the personal expenses of an officer of the Company. The officer signed a note and agreed to repay the Company. The terms of the note include monthly payments of $461 beginning in June 2002 with interest of six percent on the outstanding balance.

NOTE 4 - ACCRUED LIABILITIES

     Accrued liabilities consist of the following at:

                                                  March 31,       December 31,
                                                    2002              2001
                                                 -----------       -----------
          Accrued payroll                       $    355,928      $    119,179
          Accrued payroll taxes                       13,400            14,243
          Accrued Interest                               246               188
                                                 -----------       -----------
          Accrued liabilities                   $    369,574      $    133,610
                                                 -----------       -----------

     In January 2001, the Company entered into employment agreements with two of its officers. One agreement stated that the officer is to receive a base salary of $100,000 per annum with a ten percent increase each January. The officer is to receive a one-time bonus of $200,000 on January 18, 2002. The officer is also to receive a 3% stock bonus. The second agreement stated the officer is to receive a base salary of $25,000 per annum. The accrued payroll and payroll taxes relate to the unpaid compensation according to the employment agreements.

NOTE 5 - STOCKHOLDERS EQUITY

     Preferred Stock - The Company has authorized 10,000,000 share of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2002.

     Common Stock - The Company has authorized 50,000,000 shares of common stock, $.001 par value. At March 31, 2002, 161,000 shares of common stock were issued and outstanding.

     During January 2001, Triden Telecom, Inc., purchased 110,000 shares of the Company's common stock for $55,151, or $.50 per share. As a negotiated element of the stock sale the Company agreed to redeem from its pre-exsisting stockholders, on a pro rata basis, 5,000 shares of the Company's common stock at a total redemption price of $45,000, or $9.00 per share. The sale resulted in a change in control of the Company wherein the Company became a majority owned subsidiary of Triden Telecom, Inc. The former officers of the Company resigned and new officers were appointed.

                          EDLAM ACQUISITION CORPORATION
                          [A Development Stage Company]

                UNAUDITED CONDENSED NOTES TO FINANCIAL STATEMENTS

NOTE 5 - STOCKHOLDERS EQUITY [Continued]

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

     A summary of the status of the options granted under the stock option plan and other agreements at March 31, 2002, and changes during the three months then ended are presented in the table below:
                                                                Weighted Average
                                                        Shares   Exercise Price
                                                    ------------ ------------
            Outstanding at beginning of period            15,000  $      1.00
            Granted                                            -            -
            Exercised                                          -            -
            Forfeited                                          -            -
            Expired                                            -            -
                                                    ------------ ------------
            Outstanding at end of period                  15,000  $      1.00
                                                    ------------ ------------
            Exercisable at end of period                  15,000  $      1.00
                                                    ------------ ------------
            Weighted average fair value
             of options granted                                -  $         -
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

                          EDLAM ACQUISITION CORPORATION
                          [A Development Stage Company]

                UNAUDITED CONDENSED NOTES TO FINANCIAL STATEMENTS

NOTE 5 - STOCKHOLDERS EQUITY [Continued]

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

NOTE 6 - RELATED PARTY TRANSACTIONS

     Notes receivable - During the year ended December 31, 2001, the Company paid $5,357 of personal expenses of an officer. The officer agreed to repay the Company with interest beginning in June 2002. [See Note 3]

     Note Payable - During September 2001, the Company borrowed $5,000 from their Parent company, Triden Telecom, Inc. The note accrues interest at 6% per annum and is due September 1, 2002. As of March 31, 2002, accrued interest amounted to $188.

     Line of Credit - The Board of Directors  of the Company  have  approved the extension of a line of credit in the amount up to $150,000 to officers/directors of the Company. As of March 31, 2002, no borrowings have been extended.

     Advances from related party - During the three months ended March 31, 2002, the Company received $14,900 in advances from a related party. The advance is non-interest bearing and is due upon demand.

NOTE 7 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. The Company has available at March 31, 2002 and March 31, 2001, respectively, unused operating loss carryforwards of approximately $485,000 and $181,000 which may be applied against future taxable income and which expire in various years through 2022.

                          EDLAM ACQUISITION CORPORATION
                          [A Development Stage Company]

                UNAUDITED CONDENSED NOTES TO FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES [Continued]

     The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws then in effect, the Company's future earnings, and other future events, the effects of which cannot presently be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of $97,000 and $186,802 as of March 31, 2002 and 2001, which has been offset against the deferred tax assets. The net increase in the valuation allowance during the three months ended March 31, 2002 and 2001 amounted to approximately $48,000 and $186,802, respectively.

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

     During January 2001, the Company entered into a five-year employment agreement with its newly appointed Chief Financial Officer. The agreement provides for salaries totaling $25,000 per year, the issuance of 8,500 shares of common stock valued at $2.00 per share, the granting of options to purchase 5,000 shares of common stock at $1.00 per share (restated for stock split - the original pre-split amounts were 500,000 shares at $.01). The agreement also contains a termination without cause provision that would entitle the Chief Financial Officer to receive one half of the remaining salaries under the agreement if terminated without cause. The employment agreement also provides for disability and death benefits.

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

                          EDLAM ACQUISITION CORPORATION
                          [A Development Stage Company]

                UNAUDITED CONDENSED NOTES TO FINANCIAL STATEMENTS

NOTE 10 - LOSS PER SHARE

     The following data show the amounts used in computing loss per share for the periods presented:
                                                For the Three    From Inception
                                                Months Ended     on December 23,
                                                  March 31,       1999 through
                                             -------------------    March 31,
                                               2002       2001        2002
                                             --------   --------    --------

      Loss from continuing operations
      available to common shareholders
      (numerator)                           $(239,883) $(110,707)  $(485,422)
                                             ===============================
      Weighted average number of
      common shares outstanding used
      in loss per share for the period
      (denominator)                           161,000    125,633      77,743
                                             ===============================

     Dilutive earnings (loss) per share was not presented, as its effect is anti-dilutive.

     At March 31, 2002 and 2001, the Company had options outstanding to purchase 15,000 shares of common stock at $1.00 per share [See Note 5], which were not included in the loss per share computation because their effect would be anti-dilutive.

        Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations - Three Months Ended March 31, 2002

     Edlam generated no revenue from  operations for  three-month  periods ended
March 31, 2002 and 2001. General and administrative expenses were $239,819 for the three months ended March 31, 2002 and $110,707 for the comparable period in 2001. The substantial increase in such expenses is attributable primarily to an increase of $236,749 in executive compensation accrued in the first quarter of 2002, which remained unpaid at March 31, 2002, so that the total amount of accrued payroll due executive officers at March 31, 2002, was $355,928.

     Due to the foregoing, Edlam realized a net loss of $239,883 in the first quarter of 2002, compared to a net loss of $110,707 for the comparable period in 2001. Edlam does not expect to generate any revenue unless and until it acquires an interest in an operating company.

Liquidity and Capital Resources

     At March 31, 2002, Edlam had $14,311 in current assets and $401,542 in current liabilities giving it a working capital deficit of $387,231. The receivable from related party arose from advances of personal expenses made by Edlam for the benefit of Robert S. Hardy, an officer and director, which is represented by a note bearing interest at six percent per annum payable in monthly installments of $461 commencing in June 2002. Our current liabilities include a note payable to Triden Telecom, Inc., our parent corporation, in the amount of $5,000 bearing interest at six percent per annum due in September 2002, and advances by Triden Telecom totaling $19,049, which are non-interest bearing. We also have accrued payroll to our executive officers in the amount of $355,928. In 2001 the board of directors also approved a line of credit in the amount of $150,000 to officers and directors of Edlam, but no funds have been advanced under this line of credit.

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

                                       EDLAM ACQUISITION CORPORATION


Date: July 11, 2002                    By: /s/ Robert S. Hardy
                                           President and Chief Executive Officer


Date: July 11, 2002                    By: /s/ Holly V. Grant
                                           Chief Financial Officer