Form 10QSB
period 2002-06-30
EDLAM ACQUISITION CORP
filed 2002-08-14
CIK 1103644

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity: As of June 30, 2002, 161,000 shares of common stock were outstanding.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                                   FORM 10-QSB
                          EDLAM ACQUISITION CORPORATION

                                      INDEX
                                                                            Page
PART I.       Item 1.  Financial Information                               3

              Unaudited Condensed Balance Sheets - June 30, 2002           3
               and December 31, 2001

              Unaudited Condensed Statements of Operations for             4
              the Three Months and Six Months Ended June 30, 2002 and 2001 and for the Period From Inception on December
              23, 1999 through June 30, 2002

              Unaudited Condensed Statements of Cash Flows for             6
              the Six Months Ended June 30, 2002 and 2001 and for the Period From Inception on December 23, 1999 through
              June 30, 2002

              Notes to Consolidated Financial Statements                   7

              Item 2.  Management's Discussion and Analysis               14

PART II.      Other Information                                           15

              Signatures                                                  15

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                          EDLAM ACQUISITION CORPORATION
                          [A Development Stage Company]

                       UNAUDITED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                  June 30,        December 31,
                                                    2002              2001
                                                 -----------       -----------
CURRENT ASSETS:
   Marketable securities                        $     22,350      $          -
   Receivable - related party                          5,357             5,357
   Prepaid assets                                        735                 -
                                                 -----------       -----------
          Total Current Assets                  $     28,442      $      5,357
                                                 -----------       -----------

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Bank overdraft                               $          -      $        190
   Accounts payable                                    2,900             7,195
   Advances - related party                           27,049               750
   Accrued liabilities                               403,542           133,610
   Notes payable - related party                       5,000             5,000
                                                 -----------       -----------
          Total Current Liabilities                  438,491           146,745
                                                 -----------       -----------
STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $.001 par value, 10,000,000
     shares authorized, no shares issued and outstanding   -                 -
   Common stock, $.001 par value, 50,000,000
     shares authorized,161,000 and 161,000
     shares issued and outstanding                       161               161
   Capital in excess of par value                    103,990           103,990
   Unrealized holding gain (loss)                      7,450                 -
   Deficit accumulated during the
     development stage                              (521,650)         (245,539)
                                                 -----------       -----------
          Total Stockholders' Equity (Deficit)      (410,049)         (141,388)
                                                 -----------       -----------
                                                $     28,442      $      5,357
                                                 -----------       -----------




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

                          EDLAM ACQUISITION CORPORATION
                          [A Development Stage Company]

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                   For the Three          For the Six   From Inception
                                   Months Ended          Months Ended   on December 23,
                                     June 30,              June 30,      1999 Through
                              --------------------   -------------------   June 30,
                                  2002      2001        2002       2001      2002
                              ---------  ---------   --------- ---------  ---------
REVENUE                       $       -   $      -   $       -  $      -  $       -
                              ---------  ---------   --------- ---------  ---------
EXPENSES:
   General and Administrative    36,010     44,041     275,829   154,748   (521,115)
                              ---------  ---------   --------- ---------  ---------
LOSS FROM OPERATIONS            (36,010)   (44,041)   (275,829) (154,748)  (521,115)
                              ---------  ---------   --------- ---------  ---------
OTHER INCOME (EXPENSE):
   Interest Income                    -          -           1         -          1
   Interest (Expense)              (218)                  (283)                (536)
                              ---------  ---------   --------- ---------  ---------
   Total Other Income (Expense)    (218)                  (282)        -       (535)
                              ---------  ---------   --------- ---------  ---------

LOSS BEFORE TAXES               (36,228)   (44,041)   (276,111) (154,748)  (521,650)

CURRENT TAX EXPENSE                   -          -           -         -          -

DEFERRED TAX EXPENSE                  -          -           -         -          -
                              ---------  ---------   --------- ---------  ---------

NET LOSS                      $ (36,228)  $(44,041)  $(276,111)$(154,748) $(521,650)
                              =========  =========   ========= =========  =========

LOSS PER COMMON SHARE         $    (.23)  $   (.27)  $   (1.71) $  (1.08) $   (5.54)
                              =========  =========   ========= =========  =========





                                   [Continued]

                          EDLAM ACQUISITION CORPORATION
                          [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                            For the Three          For the Six    From Inception
                                            Months Ended          Months Ended    on December 23,
                                              June 30,              June 30,       1999 Through
                                       --------------------   -------------------    June 30,
                                           2002      2001        2002       2001       2002
                                       ---------  ---------   --------- ---------  ----------

NET (LOSS)                             $ (36,228) $(44,041)   $(276,111)$(154,748) $ (521,650)

OTHER COMPREHENSIVE
    INCOME (LOSS):

   Unrealized holding gain
     (loss) marketable securities         13,397         -        7,437         -       7,437

   Plus: reclassification
     adjustment or losses
     included in net income                    -         -            -         -           -
                                       ---------  ---------   --------- ---------  ----------
COMPREHENSIVE
    INCOME (LOSS)                      $ (22,831) $(44,041)   $(268,674)$(154,748) $ (514,213)
                                       ---------  ---------   --------- ---------  ----------








              The accompanying notes are an integral part of these
                    unaudited condensed financial statements.

                          EDLAM ACQUISITION CORPORATION
                          [A Development Stage Company]

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                              For the Six      From Inception
                                                             Months Ended      on December 23,
                                                               June 30,         1999 Through
                                                       -----------------------   June 30,
                                                            2002       2001         2002
                                                       -----------  ----------  ----------
Cash Flows Provided by Operating Activities:
  Net loss                                              $ (276,111)  $(154,748)  $(521,650)
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
   Non-cash expense                                              -      67,000      67,000
   Allowance for bad debt                                        -           -       9,527
   Changes is assets and liabilities:
      (Increase) in related party receivable                     -           -      (5,357)
      (Increase) in prepaid assets                            (735)          -        (735)
      Increase (decrease) in accounts payable               (4,295)      5,428       2,900
      Increase in accounts payable - related party               -         235         750
      Increase in accrued liabilities                      269,932      66,522     403,542
                                                        -----------  ----------  ----------
       Net Cash Provided (Used) by Operating Activities    (11,209)    (16,033)    (44,023)
                                                        -----------  ----------  ----------
Cash Flows Provided by Investing Activities:
  Advances to former subsidiary                                  -      (9,527)     (9,527)
  Investment in marketable securities                      (14,900)          -     (14,900)
                                                        -----------  ----------  ----------
   Net Cash Provided (Used) by Investing Activities        (14,900)     (9,527)    (24,427)
                                                        -----------  ----------  ----------
Cash Flows Provided by Financing Activities:
  Decrease in bank overdraft                                  (190)          -           -
  Proceeds from issuance of common stock                         -      80,151      82,151
  Payments for repurchase of common stock                        -     (45,000)    (45,000)
  Proceeds from related party advances                      26,299           -      26,299
  Proceeds from notes payable - related party                    -           -       5,000
                                                        -----------  ----------  ----------
  Net Cash Provided by Financing Activities                 26,109      35,151      68,450
                                                        -----------  ----------  ----------
Net Increase (Decrease) in Cash                                  -       9,591       9,671

Cash at Beginning of Period                                      -          80           -
                                                        -----------  ----------  ----------
Cash at End of Period                                   $        -   $   9,671   $       -
                                                        ===========  ==========  ==========

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                                            $        -   $       -   $       -
    Income taxes                                        $        -   $       -   $       -

Supplemental Schedule of Non-cash Investing and Financing Activities:

   For the six months ended June 30, 2002:
      None

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

     On January 18, 2001, the Company acquired all of the issued and outstanding shares of Digitec Information Systems, Inc. ("Subsidiary") which was organized under the laws of the State of Texas on March 26, 1990. On July 13, 2001 and reflected in the accompanying financial statements, the Company and Subsidiary rescinded the merger. [See Note 2]

     Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 and 2001 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

     Reverse Stock Split -In October 2001, the Company effected a 1-for-100 reverse stock split. These financial statements have been restated to reflect this stock split for all periods presented.

     Restated financial statements - rescinded merger- For the six months ended June 30, 2001, the Company reported on a consolidated basis. The Company rescinded the merger agreement with Digitec in July 2001. The Company has restated its statements of operations and statements of cash flows for the six months ended June 30, 2001 to reflect the rescission.

     Change in control - In January 2001, the Company issued 110,000 shares of common stock for cash. This represented a change in control of the Company. The former officers/directors resigned and new officers/directors were elected.

     Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", were recently issued. SFAS No. 141, 142, 143, 144 and 145 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 2 - ACQUISITION / RESCISSION

     On January 18, 2001 the Company entered into a Stock Exchange agreement and acquired all of the outstanding shares of Digitec Information Systems, Inc. (Digitec), in a business combination accounted for as a purchase, through the issuance of 17,500 common shares of the Company. During July 2001, and reflected in these financial statements, the Company entered into a rescission agreement wherein the Company received back and cancelled the 17,500 common shares issued in the acquisition. During May 2001, the Company advanced Digitec $9,527 for operations. At June 30, 2002, the
     Company had not received repayment of the advance and established an allowance of $9,527 for uncollectible receivables. [See Note 3]

                          EDLAM ACQUISITION CORPORATION
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - NOTES RECEIVABLE - RELATED PARTY

     The Company had made advances related to an acquisition which was later rescinded [See Note 2]. At June 30, 2002, a balance of $9,527 was due. The Company has established an allowance for uncollectible receivables of $9,527 at June 30, 2002.

     During the year ended December 31, 2001, the Company had paid $5,357 for the personal expenses of an officer of the Company. The officer signed a note and agreed to repay the Company. The terms of the note include monthly payments of $461 beginning in June 2002 with interest of six percent on the outstanding balance.

NOTE 4 - ACCRUED LIABILITIES

     Accrued liabilities consist of the following at:

                                                  June 30,        December 31,
                                                    2002              2001
                                                 -----------       -----------
          Accrued payroll                       $    389,678      $    119,179
          Accrued payroll taxes                       13,400            14,243
          Accrued Interest                               246               188
                                                 -----------       -----------
          Accrued liabilities                   $    403,542      $    133,610
                                                 -----------       -----------

     In January 2001, the Company entered into employment agreements with two of its officers. One agreement stated that the officer is to receive a base salary of $100,000 per annum with a ten percent increase each January. The officer is to receive a one-time bonus of $200,000 on January 18, 2002. The officer is also to receive a 3% stock bonus. The second agreement stated the officer is to receive a base salary of $25,000 per annum. The accrued payroll relates to the unpaid compensation according to the employment agreements.

NOTE 5 - STOCKHOLDERS EQUITY

     Preferred Stock - The Company has authorized 10,000,000 share of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2002.

     Common Stock - The Company has authorized 50,000,000 shares of common stock, $.001 par value. At June 30, 2002, 161,000 shares of common stock were issued and outstanding.

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

     A summary of the status of the options granted under the stock option plan and other agreements at June 30, 2002, and changes during the three months then ended are presented in the table below:

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

                          EDLAM ACQUISITION CORPORATION
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - STOCKHOLDERS EQUITY [Continued]

                                 Options Outstanding                     Options Exercisable
                   -----------------------------------------------  -----------------------------
                                Weighted-Average  Weighted-Average               Weighted-Average
     Range of         Number       Remaining         Exercise          Number        Exercise
  Exercise Prices  Outstanding  Contractual Life       Price        Exercisable       Price
  ---------------  -----------  ----------------  ----------------  -----------  ----------------
  $          1.00       15,000        4.00 years  $           1.00       15,000  $           1.00

     Stock Options - During the period presented in the accompanying financial statements, the Company has granted options under employment agreements. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123. "Accounting for Stock-Based Compensation." Accordingly, only the beneficial price of the option has been expensed.

NOTE 6 - RELATED PARTY TRANSACTIONS

     Notes receivable - During the year ended December 31, 2001, the Company paid $5,357 of personal expenses of an officer. The officer agreed to repay the Company with interest beginning in June 2002. [See Note 3]

     Note Payable - During September 2001, the Company borrowed $5,000 from their Parent company, Triden Telecom, Inc. The note accrues interest at 6% per annum and is due September 1, 2002. As of June 30, 2002, accrued interest amounted to $464.

     Line of Credit - The Board of Directors  of the Company  have  approved the extension of a line of credit in the amount up to $150,000 to officers/directors of the Company. As of March 31, 2002, no borrowings have been extended.

     Advances from related party - During the six months ended June 30, 2002, the Company received $26,299 in advances from a related party. The advance is non-interest bearing and is due upon demand.

NOTE 7 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. The Company has available at June 30, 2002 and 2001, respectively, unused operating loss carryforwards of approximately $522,000 and $150,000 which may be applied against future taxable income and which expire in various years through 2022.

                          EDLAM ACQUISITION CORPORATION
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES [Continued]

     The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws then in effect, the Company's future earnings, and other future events, the effects of which cannot presently be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of $54,000 and $50,000 as of June 30, 2002 and 2001, which has been offset against the deferred tax assets. The net increase in the valuation allowance during the three months ended June 30, 2002 and 2001 amounted to approximately $8,000 and $50,000, respectively.

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

NOTE 9 - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                          EDLAM ACQUISITION CORPORATION
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10 - LOSS PER SHARE

   The following data show the amounts used in computing loss per share for the periods presented:

                                          For the Three           For the Six     From Inception
                                          Months Ended           Months Ended     on December 23,
                                            June 30,               June 30,       1999 through
                                       -------------------   --------------------   June 30,
                                           2002      2001       2002      2001       2002
                                       ---------  --------   ---------  ---------  ---------
      Loss from continuing operations
      available to common shareholders
      (numerator)                      $ (36,228) $(44,041)  $(276,111) $(154,748) $(521,650)
                                       =========  ========   =========  =========  =========
      Weighted average number of
      common shares outstanding used
      in loss per share for the period
      (denominator)                      161,000   161,000    161,000    143,414    94,123
                                       =========  ========   =========  =========  =========

     Dilutive earnings (loss) per share was not presented, as its effect is anti-dilutive.

     At June 30, 2002 and 2001, the Company had options outstanding to purchase 15,000 shares of common stock at $1.00 per share [See Note 5], which were not included in the loss per share computation because their effect would be anti-dilutive.

               Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION OR PLAN OF OPERATION

Results of Operations - Six Months Ended June 31, 2002 and 2001

     Edlam generated no revenue from  operations for  three-month  periods ended
June 30, 2002 and 2001. General and administrative expenses were $275,829 for the six months ended June 30, 2002 and $154,748 for the comparable period in 2001. The substantial increase in such expenses is attributable primarily to the increase in executive compensation accrued in the first half of 2002, which remained unpaid at June 30, 2002.

     Due to the foregoing, Edlam realized a net loss of $276,111 for the six months ended June 30, 2002, compared to a net loss of $154,748 for the comparable period in 2001. Edlam does not expect to generate any revenue unless and until it acquires an interest in an operating company.

Liquidity and Capital Resources

     At June 30, 2002, Edlam had $28,442 in current assets and $438,491 in current liabilities giving it a working capital deficit of $410,049. The receivable from related party arose from advances of personal expenses made by Edlam for the benefit of Robert S. Hardy, an officer and director, which is represented by a note bearing interest at six percent per annum payable commencing in June 2002. Our current liabilities include a note payable to Triden Telecom, Inc., our parent corporation, in the amount of $5,000 bearing interest at six percent per annum due in September 2002, and advances by Triden Telecom totaling $27,049, which are non-interest bearing. We also have accrued payroll to our executive officers in the amount of $389,678. In 2001 the board of directors also approved a line of credit in the amount of $150,000 to officers and directors of Edlam, but no funds have been advanced under this line of credit.

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

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K.  None

Exhibits. Included as Exhibit No. 99.1 is the certificate required by the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EDLAM ACQUISITION CORPORATION


Date: August 14, 2002                     By: /s/ Robert S. Hardy
                                           President and Chief Executive Officer


Date: August 14, 2002                     By: /s/ Holly V. Grant
                                           Chief Financial Officer